Form 10KSB
period 1998-12-31
CARDINAL INDUSTRIES INC
filed 1999-10-06
CIK 355168

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT OF 1934


                       Commission File No.  0-14047

                         Cardinal Industries, Inc.
               (Formerly National Thoroughbred Corporation)
          (Exact name of Registrant as specified in its charter)

                    MASSACHUSETTS                        04-2392188
           (State or other jurisdiction of              (IRS Employer
             incorporation or organization)         Identification No.)

       6975 South Union Park Center #600, Salt Lake City, Utah 84047
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   [ X ] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [     ]

Revenue for the year ended December 31, 1998:   $ 0.

As of September 20, 1999 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of September 20, 1999 the number of shares outstanding of the Registrant's Common Stock was 5,798,697.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

         Cardinal Industries, Inc. ("the Company")was organized in February 1966 in the Commonwealth of Massachussetts under the name "Sanson Institute of Heralding,Inc." Subsequently, the name was changed to "Cardinal Industries, Inc." and the Company's domicile is in the process of being changed to Nevada. Although originally formed to engage in the distribution of millwork products and industrial and fluid power supplies, the company's management anticipates merging with an as yet unidentified on-going business in the future.

         The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities.
There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None - not applicable




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1998 there appeared to be little or no trading in the stock of the Company. As of September 20, 1999, the Company had approximately 367 shareholders of record.

         The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company had no revenue during the year ended December 31, 1998. Total stockholders' equity was $107,775, as compared to $(39,975) at December 31, 1997. The Company has no operating capital for future operations.

Liquidity and Capital Resources

         The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

         The Company reported a net loss of $(2,250) for the year ended December 31, 1998, compared to a loss of $(3,975) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is minimum state income taxes, professional fees, and directors fees.


ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

         Independent Auditors' Report

         Balance Sheets as of December 31, 1998.

         Statements of Operations for the years ended December 31, 1998 and December 31, 1997.

         Statement of Stockholders' Equity for the period from December 31, 1996 to December 31, 1998.

         Statement of Cash Flows for the years ended December 31, 1998 and December 31, 1997.

         Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.




                                 PART III



ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                       Age          Director
 Name                (1999)         Since         Position with the Company

Robert Kropf            38          1999           President, CEO and Director
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047

Mr. Kropf is thirty-eight years old. He is the former owner and operator of a company called Dinner and Bingo Club. His business experience for the past seven years has been extensive in restaurant and other retail stores. Mr. Kropf serves on several other public boards.


ITEM 9.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

    During the current fiscal year, no one in the Company's management received compensation.

Employment Agreements and Other Compensation Arrangements

    There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

    There is currently no compensation paid to non-employment directors.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                 Amount and Nature
     Name and Address            Of Beneficial             Percent of
     of Beneficial Owner           Ownership                Class

International Venture
Capital and Advisory               3,000,000                51.7%
3340 Topaz Street Ste. 310
Las Vegas, Nevada 89121



Item 11.  Certain Relationships and Related Transactions

     Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 12.  Exhibits, and Reports on Form 8-K

(A)  Exhibits

         Exhibit
         No.                            Description

         23.01       Consent of Crouch, Bierwolf & Chisholm

         27.01       Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.


        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Cardinal Industries, Inc.

                                     By: Robert Kropf

                                     /s/ Robert Kropf

Dated: September 20, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                         DATE

/s/ Robert Kropf            President and Director
                            (Principal Executive and
                            Financial Officer)           September 20, 1999





                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - December 31, 1998.

       Statements of Operations - For the years ended December 31, 1998 and December 31, 1997.

       Statement of Stockholders' Equity - For the period from December 31, 1988 to December 31, 1998.

       Statement of Cash Flows - For the years ended December 31, 1998 and December 31, 1997.

       Notes to Financial Statements







                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Cardinal Industries, Inc.

We have audited the accompanying balance sheet of Cardinal Industries, Inc. (a Massachussets Corporation) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Industries, Inc. as of December 31, 1998 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
September 20, 1999



                     Cardinal Industries, Inc.
                          Balance Sheets

                              ASSETS

                                                     December 31,
                                                        1998

CURRENT ASSETS
    Note receivable-related party (Note 4)            150,000

TOTAL ASSETS                             $            150,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                     $                300
     Note payable (Note 5)                              39,000
     Interest payable                                    2,925

     Total Liabilities                                  42,225

STOCKHOLDERS' EQUITY

     Common stock, $.04 par value;
     10,000,000 shares authorized;
     5,798,697 shares issued
     and outstanding                                    289,935

     Additional paid-in capital                         791,165

     Retained Deficit                                  (973,325)

     Total Stockholders' Equity                          107,775

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $            150,000




                    Cardinal Industries, Inc.
                     Statements of Operations



                                                        For the Years Ended
                                                            December 31,
                                                        1998          1997

REVENUES                                     $          -               -

EXPENSES
     General & Administrative                          300           3,000
     Interest                                        1,950             975

     TOTAL EXPENSES                                  2,250           3,975

Net Loss From Operations                            (2,250)         (3,975)

NET LOSS                                            (2,250)         (3,975)

LOSS PER SHARE                              $        (0.00)     $    (0.00)

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                  3,048,697       2,798,697





                      Cardinal Industries, Inc.
                  Statement of Stockholders' Equity
           For the years ended December 31, 1998 and 1997


                                               Additional
                          Common Stock          Paid-in         Retained
                     Shares       Amount        Capital         Deficit


Balance as of
December 31, 1996  2,798,697     139,935        791,165          (967,100)

Net (loss)           -              -               -              (3,975)

Balance as
of December
31, 1997         2,798,697      139,935         791,165           (971,075)

Common
stock
issued for
note receivable
at $.05
per share        3,000,000      150,000               -                  -

Net (loss)           -               -                -              (2,250)

Balance as
of December
31, 1998        5,798,697   $    289,935      $   791,165      $ (973,325)






                      Cardinal Industries, Inc.
                      Statements of Cash Flows


                                                       For the years ended
                                                         December 31,
                                                        1998        1997

Cash Flows from Operating Activities

  Net loss                                $            (2,250)     $ (3,975)
  Less non-cash items:
    Increase in accounts payable/Notes Payable          2,250         3,975

Net Cash Provided (Used) by
   Operating Activities                                   -            -

Cash Flows from Investing Activities                      -            -

Cash Flows from Financing Activities
  Cash from stock issuance                                 -            -

  Net Cash Provided (Used) by
   Financing Activities                                    -            -

Increase in Cash                                           -           -

Cash and Cash Equivalents at
  Beginning of Period                                       -          -

Cash and Cash Equivalents at
  End of Period                                 $          -        $   -

Supplemental Cash Flow Information:
  Cash paid for:
   Interest                                      $         -         $   -
   Income taxes                                  $         -         $   -







                      Cardinal Industries, Inc.
                  Notes to the Financial Statements
                          December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.        Organization

     The Company was incorporated as Sanson Institute of Heraldry, Inc., under the laws of the Commonwealth of Massachussetts on February 21, 1966, for the purpose of engaging in any lawful business activity. On April 25, 1975, the Company changed it's name to Cardinal Industries, Inc. The Company is in the process of changing its domicile to the State of Nevada. There have been no operations since 1991.

b.        Recognition of Revenue

     The Company recognized income and expense on the accrual basis of accounting

c.   Earnings (Loss) Per Share

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $973,000 that will be offset against future taxable income. These NOL carry forwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 1998

                                        December 31, 1998
     Deferred tax asset:
        NOL carry forward              $      330,000

     Valuation allowance                     (330,000)

     Total                              $          -

e.   Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates.
Actual results could differ from those estimates.


                      Cardinal Industries, Inc.
                  Notes to the Financial Statements
                          December 31, 1998

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - STOCKHOLDERS' EQUITY

     During December 1998, the Company issued 3,000,000 shares of common stock in exchange for a note receivable in the amount of $150,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     During December 1998, the Company issued 3,000,000 shares of common stock to International Venture Capital and Advisory, Inc. in exchange for a note receivable of $150,000. The note bears interest at 5% annually and is due on demand.

NOTE 5 - NOTES PAYABLE

     On July 1, 1997, the Board of Directors approved a conversion of an account payable of $39,000 for past services of an officer for a convertible debenture accruing interest at 5% per year. The debenture is convertible on demand at 75% of market value or par value, whichever is greater.

We hereby consent to the use of our audit report of Cardinal Industries, Inc. dated September 20, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
September 20, 1999