Form 10QSB
period 1999-03-31
CARDINAL INDUSTRIES INC
filed 1999-10-06
CIK 355168

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
              Of the Securities Exchange Act of 1934


           For Quarter Ended        March 31, 1999

            Commission File Number    0-14047


                     CARDINAL INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                            04-2392188
   (State or other jurisdiction of               (IRS Employer
 incorporation or organization)               Identification No.)


                6975 SOUTH UNION PARK DRIVE  #600
                    SALT LAKE CITY, UTAH  84047
             (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


           489 Sullivan Avenue, South Windsor CT 06074
           Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                         Yes       No X

and (2) has been subject to such filing requirements for the past 90 days.


                         Yes X    No


                           5,798,697
                   (Number of shares of common
                     stock the registrant had
              outstanding as of September 20, 1999)

                               PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from December 31, 1998 through March 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                    Cardinal Industries, Inc.
                         Balance Sheet


                             ASSETS

                                               March 31,       December 31,
                                                 1999               1998
                                             (unaudited)
CURRENT ASSETS

Notes receivable-related party         $       150,000          $      150,000
Interest receivable                              1,875                    -

     TOTAL CURRENT ASSETS              $       151,875          $      150,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                $             300           $          300
     Notes Payable                              39,000                  39,000
     Interest Payable                            3,415                   2,925

     Total Current Liabilities                   42,715                  42,225


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.05 par value;
        5,798,697 shares issued and outstanding   289,935               289,935
     Capital in Excess of Par Value               791,165                791,165
     Accumulated Deficit During Development Stage(971,940)           (973,325)

     Total Stockholders' Equity                   109,160             107,775





    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$      151,875      $    150,000





                   Cardinal Industries, Inc.
                    Statements of Operations
                          (unaudited)


                                             For the Three      For the Three
                                             Months Ended       Months Ended
                                               March 31,          March 31,
                                                1999               1998

REVENUE                          $              1,875     $         -

EXPENSES

     Dues and Fees                              -                      -
     Interest                                     490               490

            Total Expenses                        490                490

NET INCOME (LOSS) - Before Taxes  $            1,385  $              (490)


     Taxes                                         -                 -
INCOME (LOSS)                     $             1,385  $           (490)


Loss Per Common Share             $                 -   $           -


Average Outstanding Shares                  5,798,697           2,798,697








                   Cardinal Industries, Inc.
                    Statements of Cash Flows
                          (unaudited)
                                            For the Three      For the Three
                                             Months Ended      Months Ended
                                             March 31,         March 31,
                                             1999              1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)                   $     1,385     $             (490)
     (Increase) Decrease
       in Interest Receivable                 (1,875)                   -
       in Accounts Payable/Interest Payable      490                   490
                                                -                      -

CASH FLOWS FROM
  INVESTING ACTIVITIES                          -                      -
                                                -                      -
CASH FLOWS FROM
  FINANCING ACTIVITIES                          -                       -
                                                -                      -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           -                       -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                     -                     -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD              $                 -        $              -

CASH PAID DURING THE PERIOD FOR:
     Interest                              $     -         $              -
     Income Taxes (Including
         Interest & Penalties)       $            -       $             -


                   Cardinal Industries, Inc.
               Notes to the Financial Statements
                         March 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $109,160 as operating capital at March 31, 1999, compared to $(40,465) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1999, the registrant had net income of $1,385, compared to net loss of $(490) for the same period last year.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                   PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                    None
Item 2.   Changes in Securities.                                None
Item 3.   Defaults Upon Senior Securities.                      None
Item 4.   Submission of Matters to a Vote of Security Holders.  None
Item 5.   Other Information.                                    None
Item 6.   Exhibits and Reports on Form 8-K.                     None



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated September 20, 1999
                                          Cardinal Industries, Inc.
                                          /s/ Robert Kropf