Form 10QSB
period 1999-06-30
CARDINAL INDUSTRIES INC
filed 1999-10-06
CIK 355168

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
              Of the Securities Exchange Act of 1934


            For Quarter Ended        June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                          Yes X   No

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from March 31, 1999 through June 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                    Cardinal Industries, Inc.
                         Balance Sheet


                             ASSETS
                                          June 30,      December 31,
                                          1999                  1998
                                         (unaudited)
CURRENT ASSETS

     Notes receivable-related party  $       150,000    $      150,000
     Interest receivable                       3,750              -

     TOTAL ASSETS                    $       153,750    $      150,000




               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable              $             300     $          300
     Notes Payable                            39,000             39,000
     Interest Payable                          3,905              2,925

     Total Current Liabilities                43,205             42,225


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.05 par value;
        5,798,697 shares issued and outstanding    289,935        289,935
     Capital in Excess of Par Value                791,165        791,165
     Accumulated Deficit During Development Stage (970,555)      (973,325)

     Total Stockholders' Equity                     110,545       107,775

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      153,750       150,000







                   Cardinal Industries, Inc.
                    Statements of Operations
                          (unaudited)



                  For the Three    For the Three   For the Six   For the Six
                   Months Ended    Months Ended    Months Ended Months Ended
                     June 30,        June 30,       June 30,     June 30,
                     1999           1998            1999           1998

REVENUE      $     1,875       $        -     $     3,750        $      -

EXPENSES

     Interest      490              490                980           980
     Dues and Fees  -                -                 -            -
          Total Expenses   490      490                980           980

NET INCOME
      (LOSS) -
   Before Taxes  1,385  $  (490)  2,770        $       (980)
    Taxes      -     -              -                          -

INCOME (LOSS)      1,385   (490)  2,770     $          (980)

Loss Per Common
    Share       -          -                              -            -

Average
Outstanding
Shares      5,798,697   2,798,697    5,798,697       2,798,697





                        Cardinal Industries, Inc.
                        Statements of Cash Flows
                               (unaudited)


                                            For the Six     For the Six
                                            Months Ended    Months Ended
                                            June 30,         June 30,
                                            1999             1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)               $    2,770      $              (980)
     Increase (Decrease)
       in Accounts Payable/Interest
       Payable                             980                 (980)
     Interest receivable                (3,750)                   -
                                            -                   -

CASH FLOWS FROM
  INVESTING ACTIVITIES                     -                  -
                                           -                 -
CASH FLOWS FROM
  FINANCING ACTIVITIES                     -                 -
                                           -                 -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     -                -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD              -                     -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD         $                -         $         -

CASH PAID DURING THE PERIOD FOR:
     Interest              $             -           $         -
     Income Taxes (Including
         Interest & Penalties)     $       -                    -






                   Cardinal Industries, Inc.
               Notes to the Financial Statements
                         June 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $110,545 as operating capital at June 30, 1999, compared to $(40,955) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1999, the registrant had net income of $1,385, compared to net loss of $(490) for the same period last year. The registrant had net income of $2,770 for the six months ended June 30, 1999, compared to $(980) for the same period last year.

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