Form 10QSB
period 1999-09-30
CARDINAL INDUSTRIES INC
filed 1999-12-14
CIK 355168

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1999

              Commission File Number    0-14047


                            CARDINAL INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)


             NEVADA                              04-2392188
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                   6975 SOUTH UNION PARK DRIVE #600
                      SALT LAKE CITY, UTAH  84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


     6975 South Union Park Center, Ste 600, Salt lake City, UT 84047
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.


                           Yes X    No


                             9,798,697
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of November 30, 1999)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position from June 30, 1999 through September 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                      CARDINAL INDUSTRIES, INC.
                            Balance Sheet


                                ASSETS
                                                September 30,   December 31,
                                                   1999            1998
                                                 (unaudited)
CURRENT ASSETS

     Notes receivable-related party        $       150,000    $      150,000
     Interest receivable                             5,625             -

     TOTAL ASSETS                            $    155,625     $      150,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                 $             300                 300
     Notes Payable                               39,000              39,000
     Interest Payable                             4,405               2,925

     Total Current Liabilities                   43,705             42,225


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
        5,798,697 shares issued and outstanding   5,799              5,799
     Capital in Excess of Par Value                              1,075,301
     Accumulated Deficit During Development Stage                (969,180)

                                                                 (973,325)

     Total Stockholders' Equity                  111,920          107,775

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     155,625           150,000


                      CARDINAL INDUSTRIES, INC.
                       Statements of Operations
                             (unaudited)



                     For the Three   For the Three  For the Nine  For the Nine
                      Months Ended   Months Ended   Months Ended  Months Ended
                     September 30,   September 30,  September 30, September 30,
                          1999           1998          1999           1998


REVENUE              $  1,875         $   -         $    5,625     $   -

EXPENSES

     Interest             500            490             1,480      980
     Dues and Fees          -             -                -         -
          Total Expenses  500            490             1,480      980

NET INCOME
      (LOSS) -
      Before Taxes     $ 1,375          $(490)           4,145     $(980)

     Taxes                -               -                 -
INCOME (LOSS)           1,375            (490)            4,145     $(980)

Loss Per Common
    Share                -                -                 -         -

Average
Outstanding Shares     5,798,697    2,798,697         5,798,697     2,798,697


                         CARDINAL INDUSTRIES, INC.
                         Statements of Cash Flows
                                (unaudited)


                                            For the Nine       For the Nine
                                            Months Ended       Months Ended
                                            September 30,      September 30,
                                               1999               1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                                  $  4,145    $   (980)
   Increase (Decrease)
     in Accounts Payable/Interest Payable                 1,480         980
   Interest receivalbe                                   (5,625          -
                                                            -            -

CASH FLOWS FROM
  INVESTING ACTIVITIES                                      -            -
                                                            -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES                                      -            -
                                                            -            -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      -            -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                -            -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $                -        $ -


CASH PAID DURING THE PERIOD FOR:
   Interest                                                   $  -      $   -

   Income Taxes                                             $ -         $  -

                      CARDINAL INDUSTRIES, INC.
                  Notes to the Financial Statements
                          September 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $111,920 as operating capital at September 30, 1999, compared to $107,775 at December 31, 1998. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1999, the registrant had net income of $1,375, compared] to net loss of $(490) for the same period last year. The registrant had net income of $4,145 for the nine months ended September 30, 1999, compared to $(980) for the same period last year.

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

     In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

Item 5.   Other Information.                                           None
Item 6.   Exhibits and Reports on Form 8-K.                            None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 30, 1999
                                               Cardinal Industries, Inc.

                                                /s/ Robert Kropf