Form 10KSB
period 1999-12-31
CARDINAL INDUSTRIES INC
filed 2000-04-14
CIK 355168

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

Revenue for the year ended December 31, 1999:   $7,500.

As of March 28, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of March 28, 2000 the number of shares outstanding of the Registrant's Common Stock was 5,798,697.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Cardinal Industries, Inc. ("the Company")was organized in the Commonwealth of Massachussetts. Subsequently, Cardinal Industries, Inc. domicile has been changed to Nevada.

          The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company currently has no office and pays no rent.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1999 there appeared to be little or no trading in the stock of the Company. As of March 28, 2000, the Company had approximately 368 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no operating revenue during the year ended December 31, 1999. Total stockholders' equity was $(36,675), as compared to $(42,225) at December 31, 1998. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net gain of $5,500 for the year ended December 31, 1999, compared to a loss of $(2,250) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is professional fees and directors fees.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1999.

          Statements of Operations for the years ended December 31, 1999 and December 31, 1998.

          Statement of Stockholders' Equity for the period from December 31, 1996 to December 31, 1999.

          Statement of Cash Flows for the years ended December 31, 1999 and December 31, 1998.

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

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since         Position with the
                                                           Company

Paul Adams                40             1999           President and Director
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047

Paul Adams Mr. Adams has primarily been involved in manufacturing and retail sales in the sports fishing industry for the past nine years. In addition to his position with the Company, he is president and director of Tubes and Tails,Inc. a privately held company.

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

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                Amount and Nature
       Name and Address         Of Beneficial           Percent of
       of Beneficial Owner          Ownership            Class

Paul Adams                              0                  0%
6975 South Union Park Drive
Suite 600
Salt Lake City UT 84047

International Venture
Capital  & Advisory, Inc.            3,000,000             51.7%


ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 12.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Cardinal Industries, Inc.

                   By: Paul Adams

                   /s/ Paul Adams

Dated: April 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Paul Adams              President and Director
                            (Principal Executive and
                             Financial Officer)             April 10, 2000






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - December 31, 1999.

       Statements of Operations - For the years ended December 31, 1999 and December 31, 1998.

       Statement of Stockholders' Equity - For the period from December 31, 1997 to December 31, 1999.

       Statement of Cash Flows - For the years ended December 31, 1999 and December 31, 1998.

       Notes to Financial Statements








                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Cardinal Industries, Inc.

We have audited the accompanying balance sheet of Cardinal Industries, Inc. (a Nevada Corporation) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Industries, Inc. as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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



Salt Lake City, Utah
March 28, 2000




                      CARDINAL INDUSTRIES, INC.
                            Balance Sheet

                                ASSETS


                                                             December 31,
                                                                1999

CURRENT ASSETS
    Interest receivable                                         $7,500

TOTAL ASSETS                                                    $7,500


            LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                           $ 300
     Note payable (Note 5)                                      39,000
     Interest payable                                           4,875

TOTAL CURRENT LIABILITIES                                      44,175

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $.001 par value;
     10,000,000 shares authorized;
     5,798,697 shares issued
      and outstanding                                            5,799
     Additional paid-in capital                              1,075,301
     Retained Deficit                                         (967,775)
     Less: Subscriptions receivable                           (150,000)

     Total Stockholders' Equity (Deficit)                      (36,675)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                              $        7,500



                      CARDINAL INDUSTRIES, INC.
                       Statements of Operations



                                                    For the Years Ended
                                                       December 31,
                                                      1999     1998

REVENUES                                     $       7,500       -

EXPENSES
     General & Administrative                           -        300
     Interest                                         1,950    1,950
     TOTAL EXPENSES                                   1,950    2,250

Net Income (Loss) From Operations                     5,550   (2,250)

NET INCOME (LOSS)                                     5,550   (2,250)

(LOSS) INCOME PER SHARE                       $      (0.00) $  (0.00)

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                   5,798,69  3,048,697




                        CARDINAL INDUSTRIES, INC.
                    Statement of Stockholders' Equity
     For the years ended December 31, 1998 through December 31, 1999


                                      Additional
                      Common Stock     Paid-in     Retained    Subscription
                     Shares   Amount   Capital     Deficit      Receivable

Balance as of
December 31, 1997  2,798,697 $ 2,799   $928,301  $(971,075)    $    -

Common stock issued
for note receivable
at $.05 per share  3,000,000    3,000   147,000               (150,000)

Net (loss)             -          -       -         (2,250)       -

Balance as of
December 31, 1998  5,798,697    5,799   1,075,301 (973,325)    (150,000)

Net Income             -          -       -          5,550      -

Balance as of
December 31, 1999 5,798,697    $ 5,799   $1,075,301   (967,775   (150,000)



                        CARDINAL INDUSTRIES, INC.
                        Statements of Cash Flows


                                                      For the years ended
                                                          December 31,
                                                       1999          1998

Cash Flows from Operating Activities

 Net gain                                               $5,550    $(2,250)
 Less non-cash items:
    Increase in accounts payable/Notes Payable           1,950       2,250
    Increase in interest receivable                     (7,500)         -

Net Cash Provided (Used) by
  Operating Activities                                      -           -

Cash Flows from Investing Activities
 -    -

Cash Flows from Financing Activities
  Cash from stock issuance                                  -         -

  Net Cash Provided (Used) by
   Financing Activities                                      -         -

Increase in Cash                                             -         -

Cash and Cash Equivalents at
  Beginning of Period                                        -        -

Cash and Cash Equivalents at
  End of Period                                             $ -      $ -

Supplemental Cash Flow Information:
  Cash paid for:
   Interest                                                  $-        $-
   Income taxes                                              $-        $ -









                        CARDINAL INDUSTRIES, INC.
                    Notes to the Financial Statements
                            December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.        Organization

     The Company was incorporated as Sanson Institute of Heraldry, Inc., under the laws of the Commonwealth of Massachussetts on February 21, 1966, for the purpose of engaging in any lawful business activity. On April 25, 1975, the
Company changed it's name to Cardinal Industries, Inc.   There have been no
operations since 1991.

     In 1999, the Company created and later merged with, a Nevada subsidiary.

b.        Recognition of Revenue

     The Company recognized income and expense on the accrual basis of accounting

c.   Earnings (Loss) Per Share

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $965,000 that will be offset against future taxable income. These NOL carry forwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused. The current year net income was offset from part of the NOL carryforward.

     Deferred tax assets and the valuation account is as follows at December 31, 1999

                                        December 31, 1999
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



                        CARDINAL INDUSTRIES, INC.
                    Notes to the Financial Statements
                            December 31, 1999

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










We hereby consent to the use of our audit report of Cardinal Industries, Inc. dated March 28, 2000 for the year ended December 31, 1999 in the Form 10KSB Annual Report for the year 1999.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
April 4, 2000