Form 10QSB
period 2000-03-31
CARDINAL INDUSTRIES INC
filed 2000-05-31
CIK 355168

FORM 10-QSB

            	SECURITIES AND EXCHANGE COMMISSION
                	Washington D.C.  20549

        	Quarterly Report Under Section 13 or 15 (d)
           	Of the Securities Exchange Act of 1934


	For Quarter Ended        March 31, 2000

	Commission File Number    0-14047

             _________CARDINAL INDUSTRIES, INC.________
       	(Exact name of registrant as specified in its charter)

         MASSACHUSETTS                    04-2392188
(State or other jurisdiction
of incorporation or organization)      (IRS Employer Identification No.)

    6975 SOUTH UNION PARK DRIVE, #600, SALT LAKE CITY, UTAH 84047
            (Address of principal executive offices)

             ______________(801) 256-9600_____________
         (Registrant's telephone number including area code)

________________________________________
	(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

      	Yes_X_  No ___

and (2) has been subject to such filing requirements for the past 90 days.


	Yes X    No___


	________              5,798,697________________
	(Number of shares of common stock
the registrant had outstanding as of April 25, 2000)



	PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Cardinal Industries, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Cardinal Industries, Inc. as of March 31, 2000, and the related statements of income, retained earnings, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cardinal Industries, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.


Crouch, Bierwolf & Chisholm
Salt lake City, Utah
May 15, 2000




Cardinal Industries, Inc.
Balance Sheet


ASSETS
                                                 March 31,	December 31,
                 								              		     2000     	     1999
                (Reviewed)
CURRENT ASSETS

Interest receivable						$         9,375          $  	       7,500


TOTAL CURRENT ASSETS					$         9,375         	 $         7,500


	LIABILITIES AND STOCKHOLDERS? EQUITY

CURRENT LIABILITIES

Accounts Payable 						$	300         $        	     300
Notes Payable	 						          39,000         	         39,000
Interest Payable						  	            5,365  	     	       4,875

Total Current Liabilities        44,665                 44,175


STOCKHOLDERS? EQUITY

Common Stock 10,000,000 shares
   authorized at $.001 par value;
   5,798,697 shares issued and outstanding   5,799	            	  5,799
Capital in Excess of Par Value			          1,075,301               1,075,301
Accumulated Deficit During Development Stage  (966,390)		         (967,775)
Less: Subscriptions Receivable					     (150,000)                 	(150,000)



Total Stockholders? Equity					        (35,290)          		       (36,675)

TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY		$   9,375	     $    	     7,500

Cardinal Industries, Inc.
Statements of Operations
(unaudited)


                                            		For the Three  		For the Three
                                            			Months Ended 	 	Months Ended
                                           		   March 31,  		    March 31,
                                                  2000		        1999


Revenue			$	             1,875    $          1,875


Expense
     Interest			        	  490  		490


Net Income (loss) before tax			$	              1,385	$	          1,385


Taxes				                 	-   	                   -

Income (loss)			$	              1,385  $          	 1,385

Income Per Common Share			$                  -     $         	     -

Average Outstanding Shares				    5,798,697       	    5,798,697


Cardinal Industries, Inc.
Statement of Stockholders' Equity
March 31, 2000

                      Common   Common Additional
                      Stock     Stock    Paid In     Retained   Subscirition
                      Shares    Amount   Capital     Deficit    Receivable
Balance December 31
1998                   5,798,697 5,799  1,075,301  (973,325)  (150,000)

Net Income                 -      -         -         5,550        -

Balance, December 31
1999                   5,798,697   5,799  1,075,301 (967,775) (150,000)

Net Income                -        -        -         1,385        -

Balance, March 31
2000                    5,798,697  5,799    1,075,301  (966,390) (150,000)


Cardinal Industries, Inc.
Statements of Cash Flows


                                   			For the Three  		For the Three
                                  			 Months Ended  		 Months Ended
                                 		    March 31,   	  	March 31,
                               		        2000   	      1999
                              			     (Reviewed)       (unaudited)
Cash Flows from Operating
Activities:
Net Income (Loss)		               	$	     1,385 	$	      1,385
(Increase) Decrease
  in interest receivable			              	(1,875)		      (1,875)
  in accounts payable/interest payable	      490           	 490
                                            		-           		-
Cash Flows from Investing
Activities:			    	                           -         	   -

Cash Flows from Financing
Activities:				                               -             -

Increase (decrease) in cash				               -           		-

Cash, beginning of period		    	              -            -

Cash, end of period			$        	            -     $          	    -

Supplemental cash flow information:
Interest			                $                   -      $	       -
Income Taxes (Including
   Penalties & Interest)			$	                   -      $	      -



Cardinal Industries, Inc.
Notes to the Financial Statements
March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    	Organization

The Company was incorporated as Sanson Institute of Heraldry, Inc., under the laws of the Commonwealth of Massachussetts on February 21, 1966, for the purpose of engaging in any lawful business activity. On April 25, 1975, the
Company changed its name to Cardinal Industries, Inc.   There have been no
operations since 1991.

In 1999, the Company created and later merged with, a Nevada subsidiary.

b.     	Recognition of Revenue

The Company recognized income and expense on the accrual basis of accounting

3. Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

4. Provision for Income Taxes

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

Deferred tax assets and the valuation account is as follows at December 31, 1999

December 31, 1999    .
Deferred tax asset:
   NOL carry forward					$      330,000

Valuation allowance					       (330,000)

	Total							$             -    .


Cardinal Industries, Inc.
Notes to the Financial Statements
March 31, 2000

5. Use of Estimates in the Preparation of Financial Statements

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is managements plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - STOCKHOLDERS? EQUITY

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(35,290) as operating capital at March 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. During the quarter ended March 31, 2000, the registrant had net income of $1,385, compared to net income of $1,385 for the same period last year.

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


Dated April 25, 2000
                 				Cardinal Industries, Inc.

                       /s/ Robert Kropf









We hereby consent to the use of our review report of Cardinal Industries, Inc. dated May 15, 2000 for the period ended March 31, 2000 in the Form 10Q Report for the period then ended.




s/s Crouch, Bierwolf & Chisholm
Salt Lake City, UT


The accompanying notes are an integral part of these financial statements