Form 10QSB
period 2000-06-30
CARDINAL INDUSTRIES INC
filed 2000-07-14
CIK 355168

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

              Commission File Number    0-14047


                             MAXUM DEVELOPMENT, INC.
        (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                             04-2392188
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                   6975 SOUTH UNION PARK DRIVE #600
                      SALT LAKE CITY, UTAH  84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from March 31, 2000 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                       MAXUM DEVELOPMENT, INC.
                            Balance Sheet


                                ASSETS
                                                     June 30,     December 31,
                                                      2000          1999
                                                  (unaudited)
CURRENT ASSETS

     Interest receivable                    $       11,250            7,500

     TOTAL ASSETS                           $       11,250   $        7,500


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                       $         300    $          300
     Notes Payable                                 39,000            39,000
     Interest Payable                               5,853             4,875

     Total Current Liabilities                     45,153            44,175


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
        5,798,697 shares issued and outstanding    5,799             5,799
     Capital in Excess of Par Value            1,075,301         1,075,301
     Accumulated Deficit During Development
      Stage                                     (965,003)        (967,775)
     Less: Subscriptions Receivable             (150,000)        (150,000)

     Total Stockholders' Equity                 (33,903)          (36,675)

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $       11,250            7,500


                       MAXUM DEVELOPMENT, INC.
                       Statements of Operations
                             (unaudited)



                       For the Three   For the Three  For the Six For the Six
                       Months Ended    Months Ended   MonthsEnded Months Ended
                       June 30,       June 30,        June 30,    June 30,
                       2000           1999            2000        1999

REVENUE               $1,875         $1,875          3,750  $       3,750

EXPENSES

     Interest           488           490              978         980
     Dues and Fees       -             -                -           -
     Total Expenses     488           490              978         980

NET INCOME
    (LOSS) -
    Before Taxes  $   1,387        $1,387           $2,772       2,770

     Taxes              -            -                -            -
INCOME (LOSS)    $   1,387        $ 1,387          $2,772       $ 2,770

Loss Per Common
    Share        $     -          $    -           $   -        $   -

Average
Outstanding
Shares            5,798,697      5,798,697       5,798,697     5,798,697



                          MAXUM DEVELOPMENT, INC.
                         Statements of Cash Flows
                                (unaudited)


                                                For the Six        For the Six
                                                Months Ended       Months Ended
                                                June 30,           June 30,
                                                 2000               1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                          $  2,772         $    2,770
   Increase (Decrease)
     in Accounts Payable/Interest Payable          978               980
   Interest receivalbe                          (3,750            (3,750)
                                                    -                 -

CASH FLOWS FROM
  INVESTING ACTIVITIES                              -                 -
  CASH FLOWS FROM
  FINANCING ACTIVITIES                             -                  -
                                                   -                  -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             -                  -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                      -                  -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $                -          $        -

CASH PAID DURING THE PERIOD FOR:
   Interest                                     $  -              $   -
   Income Taxes (Including
       Interest & Penalties)                     $ -         $        -




                      MAXUM DEVELOPMENT, INC.
                  Notes to the Financial Statements
                            June 30, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 2000but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(33,903) as operating capital at June 30, 2000, compared to $(36,675) for the period December 31, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 2000, the registrant had net income of $1,387, compared to $1,385 for the same period last year. The registrant had net income of $2,772 for the six months ended June 30, 2000, compared to $2,770 for the same period last year.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its eriodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

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


Dated July 14, 2000
                                                 Maxum Development, Inc.

                                                /s/ Paul Adams