Form 10QSB
period 2000-09-30
MAXUM DEVELOPMENT INC
filed 2000-11-15
CIK 355168

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 2000

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


                           Yes X    No


                             5,798,697
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of November 13, 2000)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its financial position from June 30, 2000 through September 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                       MAXUM DEVELOPMENT, INC.
                            Balance Sheet


                               ASSETS
                                              September 30,     December 31,
                                                   2000            1999
                                               (unaudited)
CURRENT ASSETS

     Interest receivable               $           13,125          7,500

     TOTAL ASSETS                      $           13,125  $       7,500


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                   $             300            300
     Notes Payable                                 39,000         39,000
     Interest Payable                                              6,341
                                                    4,875
     Total Current Liabilities                     45,641         44,175


STOCKHOLDERS' EQUITY

     Common Stock 10,000,000 shares
        authorized at $.001 par value;
        5,798,697 shares issued and outstanding     5,799          5,799
     Capital in Excess of Par Value             1,075,301      1,075,301
     Accumulated Deficit During Development
       Stage                                    (963,616)       (967,775)
     Less: Subscriptions Receivable             (150,000)       (150,000)

     Total Stockholders' Equity                  (32,516)        (36,675)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                              $       13,125           7,500


                       MAXUM DEVELOPMENT, INC.
                       Statements of Operations
                             (unaudited)



                   For the Three  For the Three  For the Nine  For the Nine
                   Months Ended   Months Ended   Months Ended  Months Ended
                   September 30,  September 30,  September 30, September 30,
                       2000           1999           2000          1999

REVENUE               $1,875         $1,875     $    5,625     $   5,625

EXPENSES

     Interest            488           500           1,466          1,480
     Dues and Fees        -             -              -              -
          Total
         Expenses        488          500            1,466           1,480

NET INCOME
      (LOSS) -
    Before Taxes   $   1,387       $1,375           $4,159      $    4,145

     Taxes               -             -               -                -

INCOME (LOSS)      $    1,387     $1,375             4,159      $    4,145

Loss Per Common
    Share          $      -       $    -             $-         $      -

Average
Outstanding
 Shares            5,798,697     5,798,697      5,798,697        5,798,697


                          MAXUM DEVELOPMENT, INC.
                         Statements of Cash Flows
                                (unaudited)


                                               For the Nine     For the Nine
                                               Months Ended     Months Ended
                                               September 30,    September 30,
                                                   2000            1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                             $  4,159       $  4,145
   Increase (Decrease)
     in Accounts Payable/Interest Payable           1,466         1,480
   Interest receivable                             (5,625        (5,625)
                                                      -            -

CASH FLOWS FROM
  INVESTING ACTIVITIES                                -            -
                                                      -            -
CASH FLOWS FROM
  FINANCING ACTIVITIES                                -            -
                                                      -            -
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                -            -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                         -            -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    -            -

CASH PAID DURING THE PERIOD FOR:
   Interest                                        $  -         $   -
   Income Taxes (Including
       Interest & Penalties)                       $ -          $   -




                       MAXUM DEVELOPMENT, INC.
                  Notes to the Financial Statements
                          September 30, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2000but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(32,516) as operating capital at September 30, 2000, compared to $(36,675) for the period December 31, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 2000, the registrant had net income of $1,387, compared to a net income of $1,375 for the same period last year. The registrant had net income of $4,159 for the nine months ended September 30, 2000, compared to $4,145 for the same period last year.

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


Dated November 6, 2000
                                               Maxum Development, Inc.

                                                /s/ Paul Adams