Form 10KSB
period 2000-12-31
MAXUM DEVELOPMENT INC
filed 2001-04-19
CIK 355168

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 2000

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

Revenue for the year ended December 31, 2000:   $7,500.

As of April 18, 2001 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of April 18, 2001 the number of shares outstanding of the Registrant's Common Stock was 9,071,492.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Maxum Development, Inc. ("the Company") was organized in the Commonwealth of Massachusetts in 1966 under the name Sanson Institute of Heraldry, Inc. and changed it's name in 1975 to Cardinal Industries, Inc. Subsequently, the Company changed it's domicile to Nevada and changed it's name to Maxum Development, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2001, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 2000 there appeared to be little or no trading in the stock of the Company. As of April 18, 2001, the Company had approximately 368 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had interest revenue during the year ended December 31, 2000 totaling $7,500. Total stockholders' equity was $(41,132), as compared to $(36,675) at December 31, 1999. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net loss of $13,457 for the year ended December 31, 2000, compared to a gain of $5,550 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is professional fees and directors fees.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 2000.

          Statements of Operations for the years ended December 31, 2000 and December 31, 1999.

          Statement of Stockholders' Equity for the period from January 1, 1999 to December 31, 2000.

          Statement of Cash Flows for the years ended December 31, 2000 and December 31, 1999.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Prior to April, 2001, Crouch Bierwolf & Chisholm was the principle accountant for the Company. On April 16, 2001, the board of directors approved the engagement of Nilson & Associates to replace Crouch Bierwolf & Chisholm as the Certifying Accountants for the Company.

    In connection, with the audit of the previous fiscal year ended December 31, 2000, there were no disagreements with Crouch Bierwolf & Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

    The accountants' report of Crouch Bierwolf & Chisholm on the financial statements of Maxum Development, Inc. as of December 31, 1999 and for the year then ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.



                                     PART III



    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

    DIRECTORS AND EXECUTIVE OFFICERS

                               Age          Director
         Name                (2001)          Since         Position with the
Company

    Paul Adams                   41          1999      President and Director
    6975 South Union Park Drive
    Suite 600
    Salt Lake City UT 84047

    Paul Adams Mr. Adams has primarily been involved in manufacturing and retail sales n the sports fishing industry for the past nine years. In addition to his position with the Company, he is president and director of Tubes and Tails, Inc. a privately held company.

    ITEM 10.  EXECUTIVE COMPENSATION

    COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

         During the year, Paul Adams, CEO and Chairman, received 9,000,000 shares of common stock for his services as director of the company. The shares were valued at $9,000 (par value).


    EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

         There are currently no agreements with members of management as to employment or compensation.

    COMPENSATION OF NON-EMPLOYEE DIRECTORS

         There is currently no compensation paid to non-employment directors.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              Amount and Nature
     Name and Address          Of Beneficial  Percent of
     of Beneficial Owner       Ownership        Class

    Paul Adams            9,000,000             99.2%
    6975 South Union Park Drive
    Suite 600
    Salt Lake City UT 84047


    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

    ITEM 13.  EXHIBITS, AND REPORTS

    (A)                   Exhibits

         EXHIBIT
         NO.                           DESCRIPTION
         16.1                         Letter on change of Accountants


    (b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Maxum Development, Inc.

                  By: Paul Adams

                  /s/ Paul Adams

    Dated: April 18, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE              TITLE                           DATE

    /s/ Paul Adams         President and Director
                           (Principal Executive and
                            Financial Officer)             April 18, 2001






                           INDEX TO FINANCIAL STATEMENTS




    Report of Independent Certified Public Accountant

    Financial Statements:

      Balance Sheet - December 31, 2000.

      Statements of Operations - For the years ended December 31, 2000 and December31, 1999.

      Statement of Stockholders' Equity - For the period from January 1, 1999 to December 31, 2000.

      Statement of Cash Flows - For the years ended December 31, 2000 and December 31, 1999.

      Notes to Financial Statements








                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Maxum Development, Inc.

We have audited the accompanying balance sheet of Maxum Development, Inc. (a Nevada Corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis forour opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxum Development, Inc. as of December 31, 2000 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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



Salt Lake City, Utah
April 18, 2001




                       MAXUM DEVELOPMENT, INC.
                            Balance Sheet

                                ASSETS


                                                                December 31,
                                                                2000

CURRENT ASSETS
    Interest receivable                                        $15,000

TOTAL ASSETS                                           $        15,000


            LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                           $1955
     Notes payable                                              47,349
     Interest payable                                           6,828

TOTAL CURRENT LIABILITIES                                      56,132

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $.001 par value;
     10,000,000 shares authorized;
     9,071,492  shares issued
      and outstanding                                            9,072
     Additional paid-in capital                              1,081,028
     Retained Deficit                                         (981,232)
     Less: Subscriptions receivable
(150,000)

     Total Stockholders' Equity (Deficit)                      (41,132)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                              $        15,000





                       MAXUM DEVELOPMENT, INC.
                       Statements of Operations



                                                             For
                                                             the Years Ended
                                                             December 31,
                                                             2000  1999


REVENUES                                            $       7,500   7,500

EXPENSES
     General and Administrative                             19,004       -
     Interest                                                1,953  1,950

     TOTAL EXPENSES                                         20,957  1,950

Net Income (Loss) From Operations                          (13,457) 5,550

NET INCOME (LOSS)                                          (13,457) 5,550

(LOSS) INCOME PER SHARE                        $             (0.02  (0.08)

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                            821,49  71,492





                         MAXUM DEVELOPMENT, INC.
                    Statement of Stockholders' Equity
      For the years ended January 1, 1999 through December 31, 2000


                                                        Additional
                               Common Stock              Paid-in    Retained
                                                                  Subscription
                           Shares       Amount            Capital    Deficit
           Receivable
Balance as of
January 1, 1999              71,792   72       1,081,028 (973,325)
             (150,000)
Net Income             -       -       -        5,550     -


Balance as of December 31, 1999    71,792   72       1,081,028 (967,775)
             (150,000)

Shares issued for services @ $.001 9,000,000    9,000

    per share

Net Loss               -       -       -      (13,457)    -

Balance as of December 31, 2000    9,071,792  $ 9,072   $1,081,028
$     (981,232  $           (150,000)



                         MAXUM DEVELOPMENT, INC.
                        Statements of Cash Flows


                                                     For the years ended
                                                     December 31,
                                                     2000          1999

Cash Flows from Operating Activities

 Net gain                                            $13,457   $5,550
 Less non-cash items:
    Increase in accounts payable/Notes Payable        11,957     1,950
     Increase in interest receivable                   (7,500)  (7,500)
   Stock issued for services                           9,000         0

Net Cash Provided (Used) by
  Operating Activities                               -           -

Cash Flows from Investing Activities                 -          -

Cash Flows from Financing Activities
  Cash from stock issuance                           -           -

  Net Cash Provided (Used) by
   Financing Activities                              -           -

Increase in Cash                                 -        -

Cash and Cash Equivalents at
  Beginning of Period                                -           -

Cash and Cash Equivalents at
  End of Period                                $ -      $ -

Supplemental Cash Flow Information:
  Cash paid for:
   Interest                                    $ -    $-
   Income taxes                                $ -      $ -

Stock issued for services                            9,000          0






                         MAXUM DEVELOPMENT, INC.
                    Notes to the Financial Statements
                            December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.        Organization

     The Company was incorporated as Sanson Institute of Heraldry, Inc., under the laws of the Commonwealth of Massachussetts on February 21, 1966, for the purpose of engaging in any lawful business activity. On April 25, 1975, the
Company changed it's name to Cardinal Industries,  Inc.   During the year
2000, the Company changed it's name to Maxum Development,Inc. There have been no operations since 1991.

     In 2000, the Company created and later merged with, a Nevada subsidiary.

b.        Recognition of Revenue

     The Company recognized income and expense on the accrual basis of accounting

c.   Earnings (Loss) Per Share

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $980,000 that will be offset against future taxable income.These NOL carry forwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused. The current year net income was offset from part of the NOL carryforward.

     Deferred tax assets and the valuation account is as follows at December 31, 2000

                                                     December 31,
                                                         2000
     Deferred tax asset:
        NOL carry forward                          $      333,200

     Valuation allowance                                 (333,200)

     Total                                         $          -

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




                         MAXUM DEVELOPMENT, INC.
                    Notes to the Financial Statements
                            December 31, 2000

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating posses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.


NOTE 3 - NOTES PAYABLE

     On July 1, 1997, the Board of Directors approved a conversion of an account payable of $39,000 for past services of an officer for a convertible debenture accruing interest at 5% per year. The debenture was convertible on demand at 75% of market value or par value, whichever is greater. Subsequently, the conversion rate was set at par value and must be converted prior to December 31, 2001, but in no event prior to when the Company or its subsidiaries are conducting business operations.

     During the year, the Company approved a convertible debenture for $8,349 for expenses paid by a third party for legal, professional, and general dministrative expenses paid on the Company's behalf. The convertible debenture is interest bearing at 5% and is payable on demand. The conversion feature is convertible at par value of the stock.