Form 10QSB
period 2001-03-31
MAXUM DEVELOPMENT INC
filed 2001-05-21
CIK 355168

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                      March 31, 2001

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

9,071,492
(Number of shares of common
stock the registrant had
outstanding as of May 12, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Maxum Development, Inc.
Balance Sheet

ASSETS

                                                                                                               March 31,     December 31,
                                                                                                                2001               2000

CURRENT ASSETS

Interest receivable                                                                                  $ 16,875             $ 15,000

TOTAL ASSETS                                                                                  $ 16,875             $ 15,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                                                  $ 15,533             $ 1,955
Interest Payable                                                                                           7,316                6,828
Note Payable                                                                                              47,349              47,349

Total Current Liabilities                                                                                70,198               56,132

STOCKHOLDERS' EQUITY

Common Stock 10,000,000 shares
authorized at $.001 par value;
71,492 shares issued and outstanding                                                                9,071            9,071
Capital in Excess of Par Value                                                                    1,081,029     1,081,029
Retained Deficit                                                                                             (993,423)      (981,232)
Less: Subscriptions Receivable                                                                      (150,000)      (150,000)

Total Stockholders' Equity                                                                               (53,323)       (41,132)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 16,875      $ 15,000

Maxum Development, Inc.
Statements of Operations
(unaudited)

                                                                                                     For the Three      For the Three
                                                                                                     Months Ended    Months Ended
                                                                                                     March 31,           March 31,
                                                                                                      2001                      2000

REVENUES                                                                                  $ 1,875                 $ 1,875

EXPENSES

General & Administrative                                                                 13,578                     0
Interest                                                                                                  488                    490

Total Expenses                                                                                14,066                   490

NET INCOME

(LOSS) - Before Taxes                                                               $ (12,191)            $ 1,385
Taxes                                                                                                    0                        0

INCOME (LOSS)                                                                      $ (12,191)           $ 1,385

Loss Per Common
Share                                                                                            $ (0.00)              $ (0.00)

Average Outstanding Shares                                                           9,071,492          9,071,492

Maxum Development, Inc.
Statements of Cash Flows
(unaudited)

                                                                                                       For the Three        For the Three
                                                                                                       Months Ended      Months Ended
                                                                                                       March 31,             March 31,
                                                                                                        2001                      2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                                                                          $ (12,191)             $ 1,385
Increase (Decrease)
in Accounts Payable/Interest Payable                                                   14,066                     490
(Increase) Decrease in Interest receivable                                             (1,875)               (1,875)

                                                                                                                  0                         0
CASH FLOWS FROM  INVESTING ACTIVITIES                              0                         0

CASH FLOWS FROM
FINANCING ACTIVITIES                                                                      0                          0

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                   0                          0

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                          0                         0

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                                             $ 0                       $ 0

CASH PAID DURING THE PERIOD FOR:
Interest                                                                                                       $ 0                       $ 0
Income Taxes (Including
Interest & Penalties)                                                                                    $ 0                       $ 0

Maxum Development, Inc.
Notes to the Financial Statements
March 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 2001 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(53,323) as operating capital at March 31, 2001, compared to $(41,132) for the period December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2001, the registrant had net loss of $(12,191), compared to $1,385 for the same period last year.

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

Dated May 17, 2001                           Maxum Development, Inc.

                                                                /s/ Paul Adams