Form 10-Q
period 2001-06-30
MAXUM DEVELOPMENT INC
filed 2001-08-14
CIK 355168

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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
outstanding as of July 6, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Maxum Development, Inc.
Balance Sheet

ASSETS

                                                                                                            June 30,               December 31,
                                                                                                             2001                      2000

CURRENT ASSETS

Interest receivable                                                                                $ 18,750                 $ 15,000

TOTAL ASSETS                                                                                $ 18,750                  $ 15,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                                              $ 15,759                     $ 1,955
Interest Payable                                                                                      7,907                        6,828
Note Payable                                                                                        47,349                      47,349
Total Current Liabilities                                                                         71,015                      56,132

STOCKHOLDERS' EQUITY

Common Stock 100,000,000 shares
authorized at $.001 par value;
9,071,492 shares issued and outstanding                                                9,071                         9,071
Capital in Excess of Par Value                                                         1,081,029                  1,081,029
Retained Deficit                                                                                (992,365)                   (981,232)
Less: Subscriptions Receivable                                                          (150,000)                   (150,000)
Total Stockholders' Equity                                                                  (52,265)                     (41,132)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 18,750                     $ 15,000

Maxum Development, Inc.
Statements of Operations
(unaudited)

                                                        For the Three         For the Three         For the Six          For the Six
                                                        Months Ended       Months Ended        Months Ended     Months Ended
                                                        June 30,                 June 30,                  June 30,              June 30,
                                                         2001                      2000                      2001                    2000

REVENUES                                    $ 1,875                  $ 1,875                   $  3,750             $ 3,750

EXPENSES
General & Administrative                       226                            -                       13,804                      -
Interest                                                  592                        488                         1,080                 978
Total Expenses                                      818                        488                        14,884                978

NET INCOME
(LOSS) - Before Taxes                  $ 1,057                    $ 1,387                    $ (11,134)           2,772
Taxes                                                        -                              -                                  -                   -

INCOME (LOSS)                          $ 1,057                  $ 1,387                      $ (11,134)         $ 2,772

Loss Per Common
Share                                             $ (0.00)                   $ (0.00)                      $ (0.00)             $ (0.00)

Average Outstanding Shares          9,071,492                5,798,697                   9,071,492         5,798,697

Maxum Development, Inc.
Statements of Cash Flows
(unaudited)

                                                                                                         For the Six                 For the Six
                                                                                                         Months Ended            Months Ended
                                                                                                         June 30,                      June 30,
                                                                                                           2001                          2000
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)                                                                             $ (11,134)                  $ 2,772
Increase (Decrease)
in Accounts Payable & Interest Payable                                                   14,884                       978
(Increase) Decrease in Interest receivable                                                 (3,750)                  (3,750)
                                                                                                                        -                            -

CASH FLOWS FROM
INVESTING ACTIVITIES                                                                              -                            -

CASH FLOWS FROM
FINANCING ACTIVITIES                                                                              -                             -

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                          -                             -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                                 -                             -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                                  $ -                             $ -

CASH PAID DURING THE PERIOD FOR:

Interest                                                                                                          $ -                                 $ -

Income Taxes (Including Interest & Penalties)                                                $ -                                  $ -

Maxum Development, Inc.
Notes to the Financial Statements
June 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements for the six month period ended June 30, 2001, but has made all the necessary adjustments to present accurate financial statements for the six months presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(52,265) as operating capital at June 30, 2001, compared to $(41,132) for the period December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2001, the registrant had net income of $1,057, compared to $1,387 for the same period last year.

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

Dated August 13, 2001 Maxum Development, Inc.

/s/ Paul Adams