Form 10QSB
period 2001-09-30
MAXUM DEVELOPMENT INC
filed 2001-11-14
CIK 355168

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                          Commission File Number 014047

                         TROPICAL LEISURE RESORTS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       04-2392188
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)


                  4000 S. Ocean Drive, Hollywood, Florida 33019
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (954) 454-4927
                            --------------------------
                           (Issuer's telephone number)

                             Maxum Development, Inc.
                          6975 S. Union Park Dr., #600
                            Salt Lake City, UT 84047
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                   Yes : No X

              Class           Shares Outstanding                    Date
      Common, $.001 par value     7,071,492                   November 10, 2000

                         TROPICAL LEISURE RESORTS, INC.
                                      INDEX

                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

   Item 1.Financial Statements

            Condensed Balance Sheets - September 30, 2001 and
            December 31, 2000 ...............................................3

            Condensed Statements of Operations - For the three
            months and nine months ended September 30, 2001 and 2000.........4

            Condensed Statements of Cash Flows - For the nine months ended
            September 30, 2001 and 2000......................................5

            Notes to Condensed Financial Statements..........................6

   Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................7

PART II - OTHER INFORMATION..................................................7

  Item 6.  Exhibits and Reports on Form 8-K..................................7


SIGNATURES...................................................................8

                         Tropical Leisure Resorts, Inc.
                                  Balance Sheet

                                     ASSETS

                                              September 30,      December 31,
                                                 2001               2000
                                              -------------      ------------
CURRENT ASSETS
Interest receivable                           $        0         $  15,000
                                               -----------        -----------
TOTAL ASSETS                                  $        0         $  15,000
                                               ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                              $        0         $   1,955
Interest Payable                                       0             6,828
Note Payable                                           0            47,349
                                               ------------       -----------
Total Current Liabilities                              0            56,132
                                               ------------       -----------
STOCKHOLDERS' EQUITY
Common Stock  100,000,000 shares authorized
at $.001 par value; 9,071,492 & 7,071,492
shares issued and outstanding, respectively
Capital in Excess of Par Value                     7,071             9,071
Retained Deficit                                 985,294           931,029
                                                (992,365)         (981,232)
                                               ------------
Total Stockholders' Equity                             0           (41,132)
                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                        $        0         $   15,000
                                               ============      ============

                         Tropical Leisure Resorts, Inc.
                      Statements of Operations (unaudited)

                                 For the Three    For the Three     For the Nine    For the Nine
                                 Months Ended     Months Ended      Months Ended    Months Ended
                                 September 30,    September 30,     September 30,   September 30,
                                     2001           2000              2001            2000
                                 -----------      --------          ---------       --------

REVENUES                                 -        $ 1,875           $ 3,750           $ 5,625
EXPENSES
General & Administrative                 -              -            13,804                                        -
Interest                                 -            488             1,080             1,466
                                    ---------     ---------         ---------         --------
Total Expenses                                        488            14,884             1,466
NET INCOME (LOSS)-
Before Taxes                      $      -        $ 1,387           (11,134)            4,159
Taxes  INCOME                            -              -                 -                 -
                                    ---------     ----------        ---------         --------
(LOSS)                            $      0        $ 1,387           (11,134)            4,159
                                    =========     ==========        =========         ========
Loss Per Common Share             $      0        $ (0.00)                0            $(0.00)
                                    =========     ==========        =========         ========
Average Outstanding
Shares                           7,071,491      5,798,697         7,071,492         5,798,697
                                 ============   ============       ==========       ==========

                         Tropical Leisure Resorts, Inc.
                      Statements of Cash Flows (unaudited)

                                                             For the Nine         For the Nine
                                                             Months Ended         Months Ended
                                                             September 30, 2001   September 30, 2000
                                                             -------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                             $  (11,134)             $ 2,772
Increase (Decrease) in Accounts Payable & Interest Payable       (56,132)                 978
(Increase) Decrease in Interest receivable                        15,000               (3,750)
CASH FLOWS FROM INVESTING ACTIVITIES -
(Sell of Shares)                                                  52,265                    -
CASH FLOWS FROM FINANCING ACTIVITIES                                                        -
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF PERIOD
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       -               $     -
CASH PAID DURING THE PERIOD FOR: Interest                    $       -               $     -
Income Taxes (Including Interest & Penalties)                $       -               $     -

                         Tropical Leisure Resorts, Inc.
                        Notes to the Financial Statements
                               September 30, 2001

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through September 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Management has elected to omit all of the disclosures for the interim financial statements for the nine month period ended September 30, 2001, but has made all the necessary adjustments to present accurate financial statements for the six months presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation.

Due to the lack of operations during the quarter ended September 30, 2001, the registrant had no income or expenses. This compares with net income of $1,387 for ther corresponding period of the prior year.

Liquidity and Capital Resources.

The Registrant had no operating capital at September 30, 2001, compared to $(41,132) for the period ended December 31, 2000. The Company has ceased its prior operations and intends to acquire an operating business during the fourth quarter of 2001. Because of this, the Company has changed its name to Tropical Leisure Resorts, Inc.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings. None
Item 2. Changes in Securities. None
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information. None
Item 6. Exhibits and Reports on Form 8-K. None

a.       Reports on Form 8-K

     1. Report dated October 9, 2001 reporting the pending acquisition of Ambassador Casino Cruises, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated November 14,  2001                       TROPICAL LEISURE RESORTS, INC.

                                               /s/ Paul Adams
                                               -------------------------------
                                               Paul Adams