Form 10QSB/A
period 2001-09-30
TROPICAL LEISURE RESORTS INC
filed 2002-05-14
CIK 355168

FORM 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

Commission File Number 0-14047

TROPICAL LEISURE RESORTS, INC.
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

4766 SOUTH HOLLADAY BOULEVARD
HOLLADAY, UTAH 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 273-9300

6975 SOUTH UNION PARK DRIVE, #600
SALT LAKE CITY, UTAH 84047
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

16,041,495
(Number of shares of common stock the registrant had
outstanding as of April 11, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position from June 30, 2001 through September 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Tropical Leisure Resorts, Inc.

Balance Sheet

                                                                                       September                 December
                                                                                                                     30, 2001                       31, 2000
                                                                                     (Unaudited)

Assets

Current Assets

Interest Receivable                                                                                     $ -                                 $ 15,000

Total Assets                                                                                                 $ -                                $ 15,000

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                      $ 16,945                         $ 1,955

Note Payable                                                                                                  8,349                             47,349

Interest Payable                                                                                             8,499                              6,828

Total Current Liabilities                                                                              33,793                           56,132

Stockholders' Equity

Common Stock, $.001 Par Value;
10,000,000 Shares Authorized,
16,041,495 and 9,071,792 Shares
Issued and Outstanding Respectively                                                    16,042                                9,072
Additional Paid-In Capital                                                                      963,058                          1,081,028
Retained Deficit                                                                                     (1,012,893)                        (981,232)
Less Subscriptions Receivable                                                                      -                               (150,000)

Total Stockholders' Equity                                                                      (33,793)                            (41,132)

Total Liabilities & Stockholders' Equity                                                 $ -                                  $ 15,000

Tropical Leisure Resorts, Inc.

Statements of Operations
(Unaudited)

                                                                     For the Three Months Ended                    For the Nine Months Ended
                                                   September           September                        September             September
                                                      30, 2001                30, 2000                           30, 2001                   30, 2000

Revenue                                                    $ -                                $  1,875                            $ -                            $ 5,625

Expenses

General & Administrative                          1,292                          -                                       15,096                           -

Interest                                                            485                           488                                   1,565                         1,466

Total Expenses                                           1,777                          488                                   16,661                       1,466

Net Income (Loss)
Before Taxes                                           $ (1,777)                     $ 1,387                              $ (16,661)              $ 4,159

Taxes                                                              -                                -                                               -                                -

Income (Loss)                                           $ (1,777)                   $ 1,387                           $ (16,661)                    $ 4,159

Loss Per Common Share                         $ -                             $                                    - $                                 - $ -

Average Outstanding
Shares                                                    15,691,031                     5,798,697                         11,302,451                  5,798,697

Tropical Leisure Resorts, Inc.

Statements of Cash Flows
(Unaudited)

                                                                                                                            For the Nine Months Ended
                                                                                                                            September                    September
                                                                                               30, 2001                        30, 2000

Cash Flows from Operating Activities

Net Income (Loss)                                                                                       $ (16,661)                                  $ 4,159

Increase (Decrease) in;
Accounts Payable/Interest Payable                                                             16,661                                     1,466

Interest receivable                                                                                              -                                           (5,625)

Net cash provided by operating activities                                                       -                                           -

Cash Flows from Investing Activities                                                               -                                            -

Net cash provided by investing activities                                                         -                                          -

Cash Flows from Financing Activities                                                                -                                          -

Net cash provided by financing activities                                                         -                                           -

Increase (Decrease) in Cash and Cash Equivalents                                          -                                           -

Cash and Cash Equivalents at Beginning of Period                                          -                                          -

Cash and Cash Equivalents at End of Period                                                   $ -                                    $ -

Cash Paid During the Period For: Interest                                                         $ -                                     $ -

Income Taxes (Including Interest & Penalties)                                                $ -                                        $ -

Tropical Leisure Resorts, Inc.
Notes to the Financial Statements
September 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2001 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.

The financial statements for the nine months ended September 30, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2001. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(13,168) as operating capital at September 30, 2001, compared to $(41,132) for the year ended December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended September 30, 2001, the registrant had net loss of $(1,777), compared to a net income of $1,387 for the same period last year. The registrant had net loss of $(16,661) for the nine months ended September 30, 2001, compared to a net income of $4,159 for the same period last year.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 7, 2002 Tropical Leisure Resorts, Inc.

/s/ Paul Adams