Form 10KSB
period 2001-12-31
TROPICAL LEISURE RESORTS INC
filed 2002-05-14
CIK 355168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

8766 Holladay Blvd., Holladay, Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 273.9300

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended December 31, 2001: $0.

As of May 10, 2002 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of May 10, 2002 the number of shares outstanding of the Registrant's Common Stock was 16,041,495.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Tropical Leisure Resorts, Inc. ("the Company") was organized in the Commonwealth of Massachusetts in 1966 under the name Sanson Institute of Heraldry, Inc. and changed it's name in 1975 to Cardinal Industries, Inc. Subsequently, the Company changed it's domicile to Nevada and changed it's name to Maxum Development, Inc.

In September 2001, the Company changed its name to Tropical Leisure Resorts, Inc. as a result of entering into an acquisition agreement with Ambassador Casino Cruises, Inc. That transaction was not completed and the Company did not commence operations as a result of that intended acquisition.

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any business opportunities.

In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently has no office and pays no rent.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None - not applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has not been able to obtain any reliable trading history for the past two years. During that period there appeared to be little or no trading in the stock of the Company.

As of May 10, 2002, the Company had approximately 575 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had interest revenue during the year ended December 31, 2001, but due to the cancellation of the subscription receivable the accounting entries for interest revenue and interest receivable have been reversed. For the year ended December 31, 2001, total stockholders' equity was $(28,212), as compared to $(34,483) at December 31, 2000. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $(17,804) for the year ended December 31, 2001, compared to a gain of $5,192 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is professional fees and directors fees.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

Independent Auditors' Report

Balance Sheets as of December 31, 2001.

Statements of Operations for the years ended December 31, 2001 and December 31, 2000.

Statement of Stockholders' Equity for the period from December 31, 1999 to December 31, 2001.

Statement of Cash Flows for the years ended December 31, 2001 and December 31, 2000.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
of Tropical Leisure Resorts, Inc.

We have audited the accompanying balance sheet of Tropical Leisure Resorts, Inc. (a Nevada Corporation) as of December 31, 2001 and the related statements of operations, retained earnings and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropical Leisure Resorts, Inc., as of December 31, 2001 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles, in the United States of America.

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

/S/Bierwolf, Nilson & Associates

Salt Lake City, Utah
May 7, 2002

Tropical Leisure Resorts, Inc.
Balance Sheet

                                                                                                              December 31,
                                                                                                                    2001

Assets

Total Assets                                                                                                   $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                          $ 8,142

Note Payable (Note 3)                                                                                     19,549

Interest Payable                                                                                                   521

Total Current Liabilities                                                                                      28,212

Stockholders' Equity

Common stock, $.001 par value;
10,000,000 shares authorized;
16,041,495 shares issued and outstanding                                                       16,041
Additional Paid-In Capital                                                                             963,059
Retained Deficit                                                                                        (1,007,312)

Total Stockholders' Equity                                                                           (28,212)

Total Liabilities and
Stockholders' Equity                                                                                      $ -

Tropical Leisure Resorts, Inc.
Statements of Operations

                                                                                            For the Years Ended
                                                                                          December        December
                                                                                            31, 2001            31, 2000

Revenues                                                                             $ -                       $ 7,500

Expenses

General and Administrative                                                     17,387                  355

Interest                                                                                       417              1,953

Total Expenses                                                                       17,804               2,308

Net Income (Loss) from Operations                                     (17,804)              5,192

Net Income (Loss)                                                            $ (17,804)           $ 5,192

(Loss) Income Per Share                                                   $  (0.00)               $ (0.00)

Weighted Average Shares
Outstanding                                                                       12,497,107           41,492

Tropical Leisure Resorts, Inc.
Statement of Stockholders' Equity
For the Years Ended December 31, 1999 through December 31, 2001

                                                                                                  Additional
                                                                        Common Stock     Paid-In      Retained Subscription
                                                                         Shares     Amount    Capital       Deficit Receivable

Balance, December 31, 1999                         71,792          72 1,081,028   (967,775)    (150,000)

Shares Issued for
Services at $.001 Per Share                           9,000,000             9,000                   -             - -

Net Loss for the Year Ended
December 31, 2000                                           -                            -                -                   (13,457) -

Balance,December 31, 2000                         9,071,792                9,072 1,081,028    (981,232) (150,000)

Shares Issued for Conversion of a
Debenture Note at $.006 Per Share                 7,000,000            7,000            32,000                 6,724 -

Cancellation of
Shares & Accrued Interest Related to
the Subscriptions Receivable                               (30,000)                (30)             (149,970) (15,000) 150,000

Net Loss for the
Year Ended December 31, 2001                           -                     -                  -                   (17,804) -

Balance, December 31, 2001                         16,041,792 $ 16,042 $ 963,058 $ (1,007,312) $ -

Tropical Leisure Resorts, Inc.
Statements of Cash Flows

                                                                                              For the Years Ended
                                                                                            December          December
                                                                                             31, 2001             31, 2000

Cash Flows from Operating Activities

Net Income (Loss)                                                             $ (17,804)              $ 5,192

Less Non-Cash Items:

Non Cash Expenses                                                               (8,276)                      -

Increase in Accounts Payable/Notes Payable                           6,187                    2,308

(Decrease) Increase in Interest Payable                                   (6,307)                         -

Increase in Interest Receivable                                                15,000                  (7,500)

Net Cash (Used) by Operating Activities                                (11,200)                   -

Cash Flows from Investing Activities                                            -                          -

Net Cash (Used) by Investing Activities                                        -                      -

Cash Flows from Financing Activities

Increase in Notes Payable                                                           11,200                 -

Net Cash (Used) by Financing Activities                                        11,200               -

Increase in Cash                                                                                -                  -

Cash and Cash Equivalents at Beginning of Period                             -                    -

Cash and Cash Equivalents at End of Period                                 $ -                     $ -

Supplemental Cash Flow Information:

Cash Paid For:

Interest                                                                                         $ -                      $ -

Income Taxes                                                                                   -                        -

Tropical Leisure Resorts, Inc.

Notes to the Financial Statements
December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated as Sanson Institute of Heraldry, Inc., under the laws of the Commonwealth of Massachusetts on February 21, 1966, for the purpose of engaging in any lawful business activity. On April 25, 1975, the Company changed it's name to Cardinal Industries, Inc. During the year 2000, the Company changed it's name to Maxum Development, Inc. In 2000, the Company changed corporate domicile through the creation and merger with a Nevada subsidiary. During 2001 the company changed its name to Tropical Leisure Resorts, Inc. There have been no operations since 1991.

Recognition of Revenue - The Company recognized income and expense on the accrual basis of accounting

Earnings (Loss) Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Provision for Income Taxes - No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $1,007,312 that will be offset against future taxable income. These NOL carry forwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused. The current year net income was offset from part of the NOL carryforward.

Deferred tax assets and the valuation account is as follows at December 31, 2001

                                                                                   December 31,
                                                                                            2001

Deferred tax asset:
NOL carry forward                                                       $ 342,486
Valuation allowance                                                        (342,486)
 Total                                                                             $ -

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates. Actual results could differ from those estimates.

Maxum Development, Inc.

Notes to the Financial Statements
December 31, 2001

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

NOTE 3 - NOTES PAYABLE

On December 2, 1998, the Board of Directors approved a promissory note in the amount of $150,000 in exchange for three million pre-reverse split stock. Effective September 30, 2001, the Board of Directors in view of current economic conditions and recent events in the United States, unanimously approved the cancellation of this debt, together with accrued interest, in exchange for the cancellation of the thirty thousand post reverse split shares. Subsequently those shares were canceled in 2002.

On July 1, 1997, the Board of Directors approved a conversion of an account payable of $39,000 for past services of an officer for a convertible debenture accruing interest at 5% per year. The debenture was convertible on demand at 75% of market value or par value, whichever is greater. Subsequently, the conversion rate was set at par value and must be converted prior to December 31, 2001, but not prior to when the Company or its subsidiaries are conducting business operations.

Effective July 5, 2001 creditors holding 5% convertible debentures in the principle amount of $39,000, together with accrued interest, converted the debenture for a total of seven million shares of common stock.

During 2000, the Company approved a convertible debenture for $8,349 for expenses paid by a third party for legal, professional, and general administrative expenses paid on the Company's behalf. The convertible debenture is interest bearing at 5% and is payable on demand. The conversion feature is convertible at par value of the stock.

During 2001, the Company approved a convertible debenture for $11,200 for expenses paid by a third party for legal, professional, and general administrative expenses paid on the Company's behalf. The convertible debenture is interest bearing at 5% and is payable on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

For the fiscal year 2000, Crouch Bierwolf & Chisholm was the principle accountant for the Company. Due to the dissolution of Crouch, Bierwolf, & Chisholm as one entity on August 10, 2001, the board of directors approved the engagement of Bierwolf, Nilson & Associates to replace Crouch Bierwolf & Chisholm as the Certifying Accountants for the Company.

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

Directors and Executive Officers

                                   Age                   Director
Name                        (2002)                  Since               Position with the Company

Paul Adams                   42                       1999               President and Director
4766 Holladay Blvd.
Holladay, UT 84117

Paul Adams Mr. Adams has primarily been involved in manufacturing and retail sales in the sports fishing industry for the past nine years. In addition to his position with the Company, he is president and director of Artificials Only, Inc. a privately held company.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

During the year 2000, Paul Adams, CEO and Chairman, received 9,000,000 shares of common stock for his services as director of the company. The shares were valued at $9,000 (par value). In September 2001, in light of the recent events in the economy and the United States, Mr. Adams assigned the nine million shares to a third party not affiliated with the Company. The nine million shares were assigned to Portsmith Partners of Nevada, Inc.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                Amount and Nature
Name and Address Of Beneficial            Percent of
of Beneficial Owner                               Ownership Class

Portsmith Partners, Inc.                          9,000,000               55%
4766 Holladay Blvd
Holladay, UT 84117

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS AND REPORTS

(A) Exhibits

Exhibit

No. Description

16.2 Letter on Change of Accountants

16.1 Letter on Changes in Control of Registrant

(b) The Registrant filed Form 8-K on August 10, 2001 for a Change in Certifying Accountants and a Form 8-K on September 24, 2001 for a Change in Control of Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tropical Leisure Resorts, Inc.

By: Paul Adams

/s/ Paul Adams

Dated: May 10, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Paul Adams President and Director
(Principal Executive and Financial Officer) May 10, 2002