Form 10QSB
period 2002-03-31
TROPICAL LEISURE RESORTS INC
filed 2002-06-06
CIK 355168

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                                March 31, 2002

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

Yes X No

16,041,495
(Number of shares of common stock the registrant had
outstanding as of May 30, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through March 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Tropical Leisure Resorts, Inc.

Balance Sheet

                                                                                      March 31,                                     December 31,
                                                                                        2002                                                       2001
                                                                                    (Unaudited)

Assets

Total Assets                                                                                              $ -                                                  $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                   $ 9,191                                           $ 8,142

Note Payable                                                                                            21,635                                            19,549

Interest Payable                                                                                                                                             827 521

Total Current Liabilities                                                                         31,653                                             28,212

Stockholders' Equity

Common Stock, $.001 Par Value;
100,000,000 Shares Authorized,
16,041,495 Shares Issued and
and Outstanding                                                                                    16,041                                               16,041
Additional Paid-In Capital                                                                  963,059                                             963,059

Retained Deficit                                                                              (1,010,753)                                             (1,007,312)

Total Stockholders' Equity                                                                (31,653)                                               (28,212)

Total Liabilities & Stockholders' Equity                                        $ -                                                        $ -

Tropical Leisure Resorts, Inc.

Statements of Operations
(Unaudited)

                                                                                         For the Three                                     For the Three
                                                                                      Months Ended                                      Months Ended
                                                                                          March 31,                                             March 31,
                                                                                             2001                                                           2001

REVENUES                                                                                                   $ -                                                               $ 1,875

EXPENSES

General & Administrative                                                                            3,135                                                          13,578

Total Expenses                                                                                               3,135                                                          13,578

Income (Loss) From Operations                                                                 (3,135)                                                       (11,703)

OTHER INCOME (EXPENSES)

Interest Expense                                                                                             (306)                                                            (488)

Total Other Income (Expenses)                                                                   (306)                                                             (488)

Income (Loss) Before Taxes                                                                      (3,441)                                                         (12,191)

Taxes                                                                                                                -                                                                      -

Net (LOSS)                                                                                               $ (3,441)                                                       $ (12,191)

Loss Per Common
  Share                                                                                                       $ (0.00)                                                         $ (0.00)

Average Outstanding Shares                                                                 16,041,492                                                  9,071,492

Tropical Leisure Resorts, Inc.

Statements of Cash Flows
(Unaudited)

                                                                                                                      For the Three Months Ended
                                                                                           March 31,              March 31,
                                                                                              2002                           2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                                         $ (3,441)                      $ (12,191)

Increase (Decrease) in;
Accounts Payable/Interest Payable                                                                1,355                            14,066

Interest receivable                                                                                               -                                 (1,875)

Net cash provided by operating activities                                                   (2,086)                               -

Cash Flows from Investing Activities                                                              -                                     -

Net cash provided by investing activities                                                        -                                   -

Cash Flows from Financing Activities
Increase in Note Payable                                                                               2,086                                  -

Net cash provided by financing activities                                                  2,086                                   -

Increase (Decrease) in Cash
and Cash Equivalents                                                                                           -                                   -

Cash and Cash Equivalents
at Beginning of Period                                                                                           -                                      -

Cash and Cash Equivalents
at End of Period                                                                                               $ -                                  $ -

Cash Paid During the Period For:
Interest                                                                                                             $ -                                   $   -

Income Taxes (Including
Interest & Penalties)                                                                                       $ -                                   $ -

Tropical Leisure Resorts, Inc.
Notes to the Financial Statements
March 31, 2002

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 2002 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

The financial statements for the three months ended March 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(31,653) as operating capital at March 31, 2002, compared to $(28,212) for the year ended December 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2002, the registrant had net loss of $(3,441), compared to $(12,191) for the same period last year.

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

Dated May 31, 2002 Tropical Leisure Resorts, Inc.

/s/ Paul Adams