Form 10QSB
period 2002-06-30
TROPICAL LEISURE RESORTS INC
filed 2002-08-15
CIK 355168

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

Yes X No

228,830
(Number of shares of common stock the registrant had
outstanding as of August 12, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through June 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Tropical Leisure Resorts, Inc.

Balance Sheet

                                                                                                               June 30,                                      December 31,
                                                                                      2002                                                    2001
                                                                                  (Unaudited)

Assets

Total Assets                                                                                          $ -                                                    $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                           $ 7,391                                                 $ 8,142

Note Payable                                                                                       40,360                                                 19,549

Interest Payable                                                                                     1,407                                                   521

Total Current Liabilities                                                                      49,158                                               28,212

stockholders' Equity

common Stock, $.001 Par Value;
100,000,000 Shares Authorized,
16,441,792 Shares Issued and
and Outstanding                                                                                16,441                                                     16,041
Additional Paid-In Capital                                                              963,059                                                   963,059

Retained Deficit                                                                            (1,028,658)                                              (1,007,312)

Total Stockholders' Equity                                                              (49,158)                                                    (28,212)

Total Liabilities & Stockholders' Equity                                     $ -                                                        $ -

Tropical Leisure Resorts, Inc.

Statements of Operations
(Unaudited)

                                                           For the Three             For the Three         For the Six           For the Six
                                                           Months Ended          Months Ended     Months Ended     Months Ended
                                                             June 30                           June 30,                 June 30,                 June 30,
                                                               2002                                 2001                       2002                         2001

Revenues                                                                $ -                                        $ -                            $ -                           $ -

Total Revenues                                                          -                                            -                               -                          -

Expenses

General & Administrative                                     17,325                                        226                       20,460                 13,804

Total Expenses                                                       17,325                                         226                       20,460               13,804

Income (Loss) From Operations                        (17,325)                                       (226)                       (20,460)           (13,804)

Other Income (Expenses)

Interest Income                                                          -                                             1,875                             -                    3,750

Interest Expense                                                     (580)                                          (592)                         (886)                 (1,080)

Total Other Income (Expenses)                           (580)                                           1,283                          (886)                 2,670

Income (Loss) Before Taxes                            (17,905)                                           1,057                        (21,346)           (11,134)

Taxes                                                                            -                                                   -                                     -                        -

Net (Loss)                                                         $ (17,905)                                           $ 1,057                     $ (21,346)  $ (11,134)

Loss Per Common Share                                $ (0.00)                                                $ (0.00)                    $ (0.00)        $ (0.00)

Weighted Average Outstanding Shares   16,107,725                                           9,071,492                    16,074,941    9,071,492

Tropical Leisure Resorts, Inc.

Statements of Cash Flows
(Unaudited)

                                                                                                                                        For the Six Months Ended
                                                                                                           June 30, June,
                                                                                                              2002                           2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                                                         $ (21,346)                         $ (11,134)

Adjustments to Reconcile Net Loss to Net Cash;
Expenses paid by Stock Issuance                                                                                      400                                      -

Increase (Decrease) In;Accounts Payable/Interest Payable                                          135                                    14,884

Interest Receivable                                                                                                                   -                                      (3,750)

Net Cash Provided by Operating Activities                                                                    (20,811)                               -

Cash Flows from Investing Activities                                                                                   -                                       -

Net Cash Provided by Investing Activities                                                                           -                                      -

Cash Flows from Financing Activities Increase in Notes Payable                                 20,811                                 -

Net Cash Provided by Financing Activities                                                                        20,811                              -

Increase (Decrease) in Cash                                                                                                      -                                     -

Cash, Beginning of Period                                                                                                         -                                      -

Cash, End of Period                                                                                                                   $ -                                    $ -

Supplemental Cash Flow Information
Interest                                                                                                                                        $ -                                    $ -

Income Taxes                                                                                                                                 -                                       -

Tropical Leisure Resorts, Inc.
notes to the Financial Statements
June 30, 2002

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 2002 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

The financial statements for the three months ended June 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002. The results of the three months are not indicative of a full year of OPeration for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(49,158) as operating capital at June 30, 2002, compared to $(28,212) for the year ended December 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2002, the registrant had net loss of $(17,905), compared to a net income of $1,057 for the same period last year.

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

Item 5. Other Information

Effective July 29, 2002 a majority of the shareholders consented to a reverse split of the Company's common stock of up to 50 to 1. Fractional shares were rounded up to the nearest full share. No certificate was reversed below one hundred shares and no certificate less than one hundred shares was reversed. As existing stock certificates are sent in for transfer they will be replaced with new certificates reflecting the reverse split.

Shareholders also consented to give the Board of Directors authority to change the name of the Company to a name to be determined hereafter.

Item 6. Exhibits and Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated August 13, 2002 Tropical Leisure Resorts, Inc.

/s/ Scott Hosking