Form 10QSB/A
period 2002-06-30
TROPICAL LEISURE RESORTS INC
filed 2002-10-29
CIK 355168

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended : June 30, 2002

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

Yes X No

348,202
(Number of shares of common stock the registrant had
outstanding as of October 22, 2002)

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

Tropical Leisure Resorts, Inc.

Statements of Cash Flows
(Unaudited)

                                                                                                              For the Six Months Ended
                                                                                          June 30, June,
                                                                                             2002                2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                                    $ (21,346)            $   (11,134)

Adjustments to Reconcile Net Loss to Net Cash;
Expenses paid by Stock Issuance                                                                  400                       -

Increase (Decrease) In;
Accounts Payable/Interest Payable                                                               135                    14,884

Interest Receivable                                                                                               -                     (3,750)

Net Cash Provided by Operating Activities                                                (20,811)                -

Cash Flows from Investing Activities                                                              -                          -

Net Cash Provided by Investing Activities                                                     -                           -

Cash Flows from Financing Activities Increase in Notes Payable             20,811                   -

Net Cash Provided by Financing Activities                                                   20,811                   -

Increase (Decrease) in Cash                                                                                -                           -

Cash, Beginning of Period                                                                                    -                          -

Cash, End of Period                                                                                             $ -                        $ -

Supplemental Cash Flow Information

Interest                                                                                                                   $ -                      $ -

Income Taxes                                                                                                          -                            -

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