Form 10-Q
period 2002-09-30
EWORLDMEDIA HOLDINGS INC
filed 2002-11-14
CIK 355168

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

Commission File Number 0-14047

EWORLDMEDIA HOLDINGS, INC.
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

Yes X No

22,750,000
(Number of shares of common stock the registrant had
outstanding as of November11, 2002)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through September 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

eWorldMedia Holdins, Inc.

Balance Sheet

                                                                                                                                             September 30,                     December 31,
                                                                                                               2002                                      2001
                                                                                                          (Unaudited)

Assets

Total Assets                                                                                                                           $ -                                        $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                                                               $ 8,271                                $ 8,142

Note Payable                                                                                                                         40,867                                  19,549

Interest Payable                                                                                                                2,093 521

Total Current Liabilities                                                                                                        51,231                                 28,212

Stockholders' Equity

Common Stock, $.001 Par Value;
100,000,000 Shares Authorized,
335,020 and 16, 041,750 Shares Issued
and Outstanding Respectively                                                                                              335                                  16,041

Additional Paid-In Capital                                                                                                979,165                               963,059

Retained Deficit                                                                                                              (1,030,731)                        (1,007,312)

Total Stockholders' Equity                                                                                                 (51,231)                          (28,212)

Total Liabilities & Stockholders' Equity                                                                      $ -                                      $ -

eWorldMedia Holdings, Inc.

Statements of Operations
(Unaudited)

                                                                                                   For the Three      For the Three         For the Nine        For the Nine
                                                                          Months Ended     Months Ended     Months Ended    Months Ended
                                                                           September 30,      September 30,        September 30,     September 30,
                                                                             2002                         2001                           2002                       2001

Revenues                                                                                   $ -                             $ -                               $ -                       $ -

Total Revenues                                                                             -                              -                                    -                      -

Expenses
General & Administrative                                                       1,387                     1,292                                 21,847              15,096

Total Expenses                                                                          1,387                     1,292                                 21,847             15,096

Income (Loss) From Operations                                           (1,387)                     (1,292)                            (21,847)           (15,096)

Other Income (Expenses)

Interest Income                                                                        -                                 -                                           -                    -

Interest Expense                                                                        (686)                         (485)                              (1,572)           (1,565)

Total Other Income  (Expenses)                                              (686)                         (485)                              (1,572)            (1,565)

Income (Loss) Before Taxes                                                  (2,073)                        (1,777)                            (23,419)        (16,661)

Taxes                                                                                             -                                  -                                   -                       -

Net (Loss)                                                                               $ (2,073)                    $ (1,777)                         $ (23,419)     $ (16,661)

Loss Per Common Share                                                      $ (0.01)                       $ (0.00)                          $ (0.07)          $ (0.00)

Weighted Average Outstanding Shares                           355,020                    15,691,031                          323,955    11,302,451

eWorldMedia Holdings, Inc.

Statements of Cash Flows
(Unaudited)

                                                                                                                                                      For the Nine Months Ended
                                                                                                               September 30,       September 30,
                                                                                                                    2002                            2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                                                                   $ (23,419)                     $ (16,661)

Adjustments to Reconcile Net Loss to Net Cash;
Expenses paid by Stock Issuance                                                                                                  400                                 -

Increase (Decrease) In;
Accounts Payable/Interest Payable                                                                                            1,701                         16,661

Interest Receivable                                                                                                                             -                            -

Net Cash Provided by Operating Activities                                                                          (21,318)                       -

Cash Flows from Investing Activities                                                                                       -                               -

Net Cash Provided by Investing Activities                                                                                -                            -

Cash Flows from Financing Activities

Increase in Notes Payable                                                                                                     21,318                         -

Net Cash Provided by Financing Activities                                                                             -                             -

Increase (Decrease) in Cash                                                                                                        -                             -

Cash, Beginning of Period                                                                                                            -                            -

Cash, End of Period                                                                                                                   $ -                           $ -

Supplemental Cash Flow Information

Interest                                                                                                                                       $ -                            $ -

Income Taxes                                                                                                                                -                               -

eWorldMedia Holdings, Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2002 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

The financial statements for the nine months ended September 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(51,231) as operating capital at September 30, 2002, compared to $(28,212) for the year ended December 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended September 30, 2002, the registrant had net loss of $(2,073), compared to a net loss of $(1,777) for the same period last year.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company intends to raise operational capital through private placements.

ITEM 3 - Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information

As reported in the Company's previous quarterly report, effective July 29, 2002 a majority of the shareholders consented to a reverse split of the Company's common stock of up to 50 to 1. Fractional shares will be rounded up to the nearest full share. No certificate was reversed below one hundred shares and no certificate less than one hundred shares was reversed. As existing stock certificates are sent in for transfer they will be replaced with new certificates reflecting the reverse split.

Shareholders also consented to give the Board of Directors authority to change the name of the Company. The Board selected the name of eWorldMedia Holdings, Inc. The Company has entered into a contract with eWorldMedia, Inc. that will result in change of control of the Company. The information regarding this transaction is more fully described on the Form 8-K which was filed on November 4, 2002.

The reverse split and name change resulted in the Company receiving a new trading symbol. The Company's common stock now trades on the OTC Bulletin Board under the symbol EWMD.

Subsequent to the end of the quarter, the Company successfully converted several notes payable into shares of the Company's common stock. The Company converted $37,136 of debt in exchange for 2,427,189 shares of common stock. The Company also issued 20,000,000 shares of its common stock to its president for services rendered as an officer and director, which the Company valued at $20,000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report:

10.1 Articles of Amendment

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) Incorporate by reference Form 8-K filed November 4, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated November 12, 2002 eWorldMedia Holdings, Inc.

Scott Hosking, Chief Executive Officer
and Principle Accounting Officer

SECTION 302 CERTIFICATION

I, Scott Hosking, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eWorldMedia Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 /s/
Scott Hosking
Chief Executive Officer
And Principle Accounting Officer

Exhibit 10.1

ARTICLES OF AMENDMENT

TO THE ARTICLES OF INCORPORATION
OF
TROPICAL LEISURE RESORTS, INC.

Pursuant to the provisions of the Nevada Business Corporations Act, the above corporation adopts the following amendment to the Articles of Incorporation by way of shareholder consent.

1. The following amendment of the Articles of Incorporation was adopted by shareholder consent by a majority of the shareholders of the corporation on July 29, 2002, said articles are hereby amended as follows:

Article I

Name

The name of the corporation is eWorldMedia Holdings, Inc.

2. Additionally, the shareholders consented to a reverse split of the Company's common stock on a 50 to 1 basis.

3. The number of shares of the corporation outstanding at the time of adoption of the foregoing was approximately 16,400,000; and the number of shares entitled to vote thereon were the same.

4. The number of shares consenting to the action was 9,400,000. The shareholders consenting to the action represented a majority of the issued and outstanding shares.

Effective the 22nd day of October, 2002.

_____________________________ Scott Hosking, President

Scott Hosking, Secretary

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eWorldMedia Holdings, Inc., on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Scott Hosking, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the SarbanesOxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 12, 2002
Scott Hosking, Chief Executive Officer
And Principle Accounting Officer