Form 10QSB/A
period 2002-06-30
EWORLDMEDIA HOLDINGS INC
filed 2002-11-15
CIK 355168

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

Yes X No

22,750,000

(Number of shares of common stock the registrant had
outstanding as of November 11, 2002)

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

eWorldMedia Holdings, Inc

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

eWorldMedia Holdings, Inc

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

eWorldMedia Holdings,

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

eWorldMedia Holdings, Inc
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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits. The following exhibit is filed with this report: 99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated November 12, 2002

EWORLDMEDIA HOLDINGS, INC.

/s/ Scott Hosking
Chief Executive Officer

SECTION 302 CERTIFICATION

I, Scott Hosking, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of eWorldMedia Holdings, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 12, 2002

/s/ Scott Hosking
Chief Executive Officer
And Principle Accounting Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this amended quarterly report ended prior to the Effective Date of Rules 13a-14 and 15d-14.

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of eWorldMedia Holdings, Inc., on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Scott Hosking, Chief Executive Officer and the Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 12, 2002

/s/ Scott Hosking
Scott Hosking, Chief Executive Officer and
Principle Accounting Officer