Form 10KSB
period 2002-12-31
EWORLDMEDIA HOLDINGS INC
filed 2003-04-15
CIK 355168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002
                                     Or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-14047

                         EWorldMedia Holdings, Inc.
               (Name of small business issuer in its charter)

     Nevada                                                 04-2392188
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                      Identification Number)

620 Newport Center Drive, 11th Floor,
     Newport Beach, California                                     92660
(Address of principal executive offices)                         (Zip Code)

                               (949) 718-0999
                        (Issuer's telephone number)

    Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Act: None

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]  No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $799,643.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the average of the high and low sales prices of the issuer's Common Stock on March 24, 2003 as reported by OTC Bulletin Board, was $9,426,750. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 24, 2003 was 18,209,600.

Transitional Small Business Disclosure Format:    Yes  [ ]  No   [X]


                        eWORLDMEDIA HOLDINGS, INC.
                       ANNUAL REPORT ON FORM 10-KSB
                       Year Ended December 31, 2002
                             TABLE OF CONTENTS

                                                                     Page
                                                                   ________
                                   PART I

Item 1.   Description of Business                                        3
Item 2.   Description of Property                                       10
Item 3.   Legal Proceedings                                             10
Item 4.   Submission of Matters to a Vote of Security Holders           10

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters      11
Item 6.   Management's Discussion and Analysis or Plan of Operation     15
Item 7.   Financial Statements                                          18
Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                           38

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          the Exchange Act                                              38
Item 10.  Executive Compensation                                        38
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters                40
Item 12.  Certain Relationships and Related Transactions                43
Item 13.  Exhibits and Reports on Form 8-K                              44
Item 14.  Controls and Procedures                                       49
Exhibit Index                                                           49
Signatures and Certifications                                           50

                                   PART I

     The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that the Private Securities Litigation Reform Act of 1995 subject to the safe-harbor provide such forward-looking statements. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth;
(2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the Internet advertising market; (4) growth expectations for new accounts; and (5) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain key sales leaders in the network marketing community; (4) the level of product technology and price competition for our flagship Commercial Builder product; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; and (6) other factors detailed in our filings with the Security and Exchange Commission, including, without limitation, those factors detailed in Exhibit 99.1 to this report.

Item 1.     Description of Business

Business Development

     General

     We are a network marketing company that sells various Internet related products worldwide that support home based businesses and entrepreneurs, as well as small to medium sized businesses. Our products are marketed predominantly through a network marketing system. This system enables our independent distributors to earn profits by selling eWorldMedia products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where we operate, entitling the sponsors to receive royalty overrides (cash incentives, including commissions and bonuses) on product sales within their downline organizations.

     Management believes that eWorldMedia's network marketing system is ideally suited to its products, which emphasize Internet usage, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use eWorldMedia's products themselves. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue non-conventional, part-time employment opportunities.

     History and Organization

     eWorldMedia Holdings, Inc. (formerly Tropical Leisure Resorts, Inc.)
had been an inactive shell company since approximately 1991.   It had no
current business operations and no source of revenues. Upon completion and closing of the Stock-For-Stock Exchange Agreement, the present operations of eWorldMedia, Inc. (the private entity) became the consolidated operations of the Public Company and the management of eWorldMedia, Inc. became the management of the Public Company.

     The Public Company was originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its domicile by merging into a Nevada corporation that was incorporated on September 21, 1999, under the name "Cardinal Industries, Inc." In September 2001, the Company changed its name to Tropical Leisure Resorts, Inc. as a result of entering into an acquisition agreement with Ambassador Casino Cruises, Inc. That transaction was not completed and the Company did not commence operations as a result of that intended acquisition.

     In contemplation of the closing of the reverse acquisition transaction with eWorldMedia, Inc., the Public Company changed its name to "eWorldMedia Holdings, Inc."

     eWorldMedia, Inc. ("EWM") was incorporated in the State of Nevada on December 7, 2001 to market and distribute products and services for Internet advertising. In approximately April 2002 we began offering our Internet-based "commercial builder" product, which delivers TV-like commercials to targeted customers on the Internet through email delivery.

     Stock-For Stock Exchange

     eWorldMedia Holdings, Inc., formerly known as Tropical Leisure Resorts, Inc., (the "Public Company") issued shares of the Public Company's Common Stock in exchange for the shares of Common Stock of eWorldMedia, Inc. ("EWM") pursuant to the terms and conditions of a Stock-For-Stock Exchange Agreement (the "Exchange Agreement") dated November 1, 2002, between the parties (the "Exchange Offer"). The closing of the Exchange Agreement took place on December 31, 2002.

     In the Exchange Agreement the Public Company agreed to issue up to 12,731,000 shares in exchange for a like number of EWM shares outstanding at Closing. In addition, the Public Company has agreed to reserve up to 1,370,000 shares for issuance upon the exercise of outstanding options granted by EWM and up to 1,637,000 shares for issuance pursuant to outstanding EWM performance or other contractual agreements. The Public Company has agreed to honor all of these obligations and to use its common stock to satisfy these stock issuance obligations of EWM. If all of the reserved shares are issued, the Public Company will have issued a total of 15,738,000 shares in the Exchange Offer.

     Restricted Securities

     The shares issued by the Public Company in the Exchange Offering are restricted securities as defined in Rule 144 promulgated by the SEC.

     Accounting Treatment

     The acquisition of a private operating company by a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff of the SEC to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

Business of Issuer

     Business Overview

     We (the Company) are a network marketing company that market Internet based products and services that support small to medium sized companies' as well home-based businesses and individuals. We market technology products and services for use on the Internet. Customers have the service, convenience and advantage of using the Internet to advertise and/or promote their business. We market our products and services to individuals, home based businesses, entrepreneurs, retail establishments as well as small to medium size businesses. We utilize a network-marketing program of independent representatives to sell our products and services. Our sales and marketing program affords the Company the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each sales representative is compensated on the retail purchases of products and services from their sales organization.

     The Company generates revenue through: (i) fees charged to purchasers of our Internet related "commercial builder" and "web site builder" products, (ii) fees charged to our subscribers for system hosting and management and (iii) fees charged for licenses of our products and technology for use in foreign markets. Our business model provides for the allocation of sales revenue as follows; sixty percent (60%) is paid out to our sales force as commissions, twenty percent (20%) is designated as product support costs, which includes system hosting fees, and twenty percent (20%) is allocated for general and administrative expenses and net profit.

     Our Market

     Our market includes any business entity that desires to conduct business, and in particular advertise, by use of the Internet. This includes home-based businesses, entrepreneurs, various professionals, independent contractors, sales people and just about any size of company from the small mom and pop retail establishments to the larger fortune 500 corporations.

     The Internet has been adopted with unprecedented speed and is emerging as one of the most significant media uses. In less than five years, the Internet has grown to over 50 million users. To put this figure into perspective, it took radio 38 years, network television 13 years and cable TV 10 years to achieve the same market penetration. According to a recent study, rich media Internet advertising is at least as effective as television advertising. The study found that rich media advertising communicates as well as TV, generates the same level of purchase intent and creates nearly the same amount of brand recall.

     Our business plan is based on management's collective experience that businesses of many industry segments are currently underserved in terms of Internet recognition and Internet advertising. We believe that the primary problem facing these businesses in need of an Internet presence is the availability of easy to use, high quality products at very affordable prices.

     Our internal research and analysis suggests that the members of many business industry segments are willing to pay for a product that can deliver meaningful communication, advertising and content on a timely and cost effective basis and that this need presents a significant market opportunity for eWorldMedia. We also believe that the products, training and information provided on our web sites will enhance the skills of our independent sales representatives as well as our retail customers and increase their profit potential.

     Our Solution

     Our business model is designed to take advantage of the unique opportunities offered by the Internet. The increasing use of the Internet as a commercial medium has been accompanied by a diversification in the type of commerce that is conducted on the Internet and a proliferation in the types of products and services available on the Internet. The Internet has created a dynamic and particularly attractive medium for business, empowering businesses and consumers to distribute and gather more services and information than is feasible with traditional commerce systems, to communicate and shop in ways that can be more convenient for them and to interact with each other in many new ways. As the Internet has become more accessible and widely used for transactions, it has emerged as a primary business channel alongside the telephone, paper-based communication and face-to-face interaction.

     We believe to have solved two major problems relating to Internet-related sales and marketing by creating affordable Internet advertising and utilizing target marketing Internet advertising.

     A significant problem has been with creating affordable Internet presentations for Internet advertising. Most advertising that has been done online has been pop-up banner ads and text email. We believe both of these forms of advertising are unappealing. With our exclusive technology, any retail business or home-based business can create professional looking TV-like commercials in a matter of a few minutes. Similar type rich media flash presentations generally require numerous programming and design work and cost several thousand dollars to create. However, with our proprietary "templated" system a customer can create and send via email professional quality commercial presentations for as little as $99.00 per month.

     Another problem has been with Internet target marketing. Back in time when there were only 30,000 Internet web sites, people could surf the Internet and find products and services with relative ease. Now with well over 50,000,000 domestic US web sites, it is much harder to locate specific items. People get confused and they do not know where to go. We believe that the key to the Internet is target marketing. As the Internet becomes more TV-like, we believe people are going to respond best to TV-like commercials that appeal to them. Through target marketing on the Internet, commercials can be created that appeal to each market segment. The company utilizes many resources that can provide opt-in databases where customers can filter and target, demographically, certain potential commercial recipients.

     We also believe that through the power of word-of-mouth advertising, we will be able to rapidly get this exciting technology into the hands of the small businessperson and also to the mid-size and even larger corporations. We believe we can offer these advertising services at extremely competitive prices to clients worldwide. Through our network marketing approach, we believe we can gain worldwide product exposure and sales to a significant and growing client base without the traditional business sales force and typically high costs associated with advertising and marketing.

     Furthermore, we believe that advertisers and marketers will want to take full advantage of rich media Internet advertising and we believe that advertisers and marketers need Internet and email ads that do more than just click through to a web page. We have developed a system that allows business owners to create online ads that captivate customers and get results. With effective use of audio and flash animation, email commercials can be highly entertaining and enticing, creating a "buzz" and building client brand awareness.

     Our Strategy

     A significant amount of our efforts to date have focused on the development and implementation of our "commercial builder" product for Internet advertising. We have just introduced version 2.0 of this product and will continue to further enhance the product to ensure it maintains its cutting-edge, state-of-the-art qualities. We plan to begin aggressively marketing this product as resources allow and we plan to continue capitalizing on our current operating platform. We believe that long-term sales growth of our initial product mix will result from three distinct categories to include the following:

     - Network Marketing Sales Growth. Our management team has extensive experience in the network marketing business and feels that everything is in place for a significant network marketing expansion: a unique product with the commercial builder, proven leaders already in place, a good compensation plan, and robust software to absorb the growth. We will receive ongoing monthly revenues on subscriptions paid monthly by our independent representatives who actually purchase our products for their own use, our home-based business clients, and our small to medium size retail clients.

     - Corporate Retail Sales. There is substantial interest expressed by many mid to large size companies to utilize our system. We are in the process of courting several dozen corporate accounts. To prepare for the corporate retail sales, we have hired a vice-president of corporate sales. This individual has several years experience in corporate sales and is well suited to head up our corporate key account system.

     - International. Through a very extensive, exclusive, and comprehensive international business plan, we are attempting to attract international interest. International sublicenses will be sold, based on the foreign market size of each prospective country. We anticipate receiving ongoing monthly revenues from each country once this plan is fully implemented.

     We also intend to pursue a growth strategy comprised of the following four principal elements:

     Enhance Sales Force Training. We will continue to seek increased sales of our Internet related products through our network marketing system by utilizing extensive training and motivational programs for our sales representatives. We will also develop events and training and motivational programs worldwide. In addition, we will continue to offer extensive training programs through various methods of communication, including live multi-lingual videoconferences and teleconferences on a global basis, and will seek to expand the motivational and training programs.

     Expand Into New Markets. The opening of new markets is an important component of our business strategy. We believe there are numerous additional markets in which our Internet products and network marketing system should prove successful. New markets currently under consideration include China, Hong Kong, Taiwan, Korea, Japan, Singapore, India, Mexico, United Kingdom, France, Spain, Austria and Germany. In determining where and when to open new markets, we will seek to ensure that adequate support services and other Company systems are in place to support the growth.

     Expand Product and Service Offerings and Develop New Product Lines. We are committed to expanding our Internet related product lines by developing and offering new products and introducing existing products into e-commerce markets where they are not currently offered. The timely introduction of new, high quality Internet related products and services creates sales opportunities for our sales representatives, and also serves to generate enthusiasm among the sales representatives to provide them with opportunities to sell other exciting products.

     Revitalize Sales in Existing Markets. We will continually seek to revitalize sales in markets that have experienced an initial period of growth followed by a leveling off or decline in sales by, among other things, providing extensive training and motivational program support to our sales representatives. In addition, we will seek to introduce annually in each targeted market additional Internet related products not previously offered. We believe that these initiatives favorably impact operations and we will continue to deploy these initiatives in an effort to provide a platform for renewed growth in the targeted markets in the future.

     Our Products and Services

     Rich Media Commercial Builder System

     We have introduced a system that allows any individual, regardless of computer skills, to create TV-quality commercials that are delivered through email. On April 19, 2002, we entered into an agreement with a developer of certain technology necessary to create and distribute TV-like commercials by email over the Internet. Our perpetual agreement resulted in the entity developing a customized system specifically for us that uses the entity's Internet technology and allows our customers to easily create their own TV-like commercial advertisements and submit them to their respective clients via email. The custom "templated" system also provides the users access to an email database, and allows them to track results of their email campaigns. The customized commercial-builder system was completed on April 25, 2002, and is currently fully operational.

     Our technology allows a user, in a matter of seconds, to create 20-40 second TV-like commercial messages and broadcast them to as many recipients
as the sender chooses.   The commercials are delivered as standard email
messages with no attachments, substantially eliminating any concerns regarding viruses, downloads, or bandwidth. The commercial messages open and run immediately, even on slow modems. When the recipient clicks on the email message, their computer screen immediately comes alive with sound, music, and photographs, streaming video, animation and graphics. The quality of these high-impact multi-media commercial messages is believed to be equivalent to those currently seen on television.

     The "Rich Media Commercial Builder System" is an easy to use tool for online advertisers and marketers. Online tutorials guide the user through every step of the process, from commercial creation to campaign testing, delivery and real-time tracking of results. Any individual or business can now send rich media email messages and TV-quality commercials to prospective clients around the world. The universal nature of email, the "click and play" feature of our commercials, and the small file size allow for these messages to be created in any language and viewed instantly by any computer user around the globe.

     The customer has the option to send to his or her own email list or send to an opt-in email list, which we can provide. The email addresses from the opt-in list can be targeted using demographic filtering as well. The commercial looks like a television commercial in that it incorporates moving images and sound. The Commercial Builder System also tracks the client's messages automatically, showing them who opened the commercials and when, whether or not they interacted with any of the links, and which of the customer's calls to action created the highest response. The customer's viewers can forward the email commercial to their friends or associates, and that data can also be tracked.

     The Commercial Builder System is marketed and sold to the vast array of business entities from the home-based business owner to the small and even larger sized corporations or business establishments. Basically, to any entity that wants a low-cost, state-of-the-art way to advertise on the Internet. Many of our sales representatives also purchase the product to enhance their own independent sales programs and efforts. The purchaser (customer) is allowed to create and save as many commercials as they like and the various pricing levels determine the amount of email sends they are allowed. There is also a nominal monthly hosting fee that is required for each customer to gain access to their saved commercials and database of email transmissions and tracked results.

     Our product "Demo" account can be accessed to allow a first-hand look at this exciting product. Our web address is www.eworldmedia.com and the commercial builder product can be accessed utilizing a demo account. Upon clicking on the corporate web site above, proceed to the bottom of the web page and click on the "Agent Login" button. Next, enter "demo" as the username and password and click enter. Once into the demonstration site, proceed to the far left side of this web page and click on the "Rich-Media Campaign Center" button. The next categories that are listed on the far left side include the following choices:

     -    Campaign Center   This is where the user can actually create and
          save the commercials and monitor the email delivery statistics.
     -    Idea Gallery   This is where many of the sample commercials
          created by our clients are stored. Just click on any commercial to have it play.
     - FAQ - This is where the most frequently asked questions regarding the commercial builder product are answered.
     -    Campaign Center Tutorial   This is where a beginner can learn
          quickly how to build and submit rich-media email commercials.

     Rich Media Website Builder

     We have introduced a second product that allows any individual, regardless of computer skills, to create their own website. The "Rich Media Website Builder" is a simple-to-use browser-based tool that allows anyone to create a dynamic website in a matter of a couple of minutes. The purchaser can choose from unlimited combinations of layouts, backgrounds, color, schemes, animation, text, styles, images, and music. The Rich Media Site Builder can also be created in many different languages.

     Once the customer creates their website, they can customize any aspects of it as often as they wish. They have the ability to change templates, buttons, fonts, or background colors whenever they choose. Furthermore, they can add or change Flash introductions and/or headers "on the fly", upload images, banners, and add photographs as they see fit. This unique state-of-the-art Rich Media Website Builder allows for the creation of a full-function site that can fulfill all the ecommerce capabilities of any small or medium size business.

     Similar to the Commercial Builder, the Website Builder System is also marketed and sold to the vast array of business entities from the home-based business owner to the small and even larger sized corporations or business establishments. Many smaller sized companies do not currently own or maintain a website so this product allows those entities a low-cost, state-of-the-art way to gain an Internet presence. Again, many of our sales representatives also purchase the product to enhance their own independent sales programs and efforts. This product also requires a nominal monthly hosting fee for each customer to gain access to their website.

     Online Television Network

     The Company develops, hosts, manages, administers and provides video content, on-line, to provide for product support and sale force training. The "Online Television Network" is a unique and comprehensive online television show library using streaming video with Flash and PowerPoint presentations. The Online Television Network system offers our sales representatives the advantage of anywhere, anytime, anyone access to video shows including challenging and enriching sales and marketing content and product usage and training.

     The Online Television Network is not a source of revenue for the company and is used as a support tool for our network of sales representatives.

     Instant Downline Builder

     Our "Instant Downline Builder" is a state-of-the-art automated business building system that is unique for our network marketing sales force. It serves as a recruiting tool and facilitates the building of downline organizations utilizing opt-in business opportunity leads. The system is currently not a source of revenue for the company but we have received many inquiries from other networking companies interested in the system and as such we may consider private labeling and licensing it to other network marketing companies desiring to build downlines.

     Product Support

     We provide our customers technical support for the products at no cost. The support is provided through email or by telephone. If a customer has a problem, we would attempt to solve the problem through direct contact with the customer. If unable to resolve the issue, we will contact the technology provider to resolve the problem. We intend to eventually field all inquiries through our own technical representatives. We do not intend to offer a toll-free number for technical support, but may do so in the future.

     Sales and Marketing Plan

     Our products are marketed exclusively through a network marketing system. This system enables our independent sales representatives to earn commissions by selling products to retail consumers as well as other representatives. Independent Representatives may also develop their own sales organizations by sponsoring other independent sales agents to join their organization and provide e-commerce business solutions in any market where the Company operates, entitling the sponsors to receive commission overrides on product sales within their sales organizations.

     We believe that the Company's network marketing system is ideally suited for Internet commerce, because sales of such products and services are strengthened by ongoing personal contact between the retail consumers and the independent sales agents. Many of the customers are close friends or relatives of the sales agents and are willing to purchase products based
                                     10


on the notion that they are helping the agent receive a commission while receiving very exciting and useful products. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

     We have also entered into a number of employment and consulting agreements that implement various aspects of our marketing plan. We believe a number of these agreements could provide access to many contacts from existing network marketing organizations. We have designed a network marketing compensation plan that allocates a percentage of the gross revenues generated from sales of our products to be paid as selling commissions or network marketing compensation.

     We have also adopted a policy to pay a finder's fee to any person, including employees and consultants, who introduce sublicenses outside of the United States and Canada.

     Competition

     We are aware of other companies that produce and market products that provide Internet related advertising and web-site design and development but we are not aware of any competition within our product's low-cost pricing structure. We anticipate that future competition will come not from other network marketing companies, but from other forms of advertising, and the main challenge will be exposing advertisers to the new medium of TV-like commercials delivered on the Internet.

     We strongly believe that our experienced sales force, utilizing network marketing and direct sales methods will have the ability to effectively compete with potential competitors that may enter the marketplace.

     Patents, Trademarks, Intellectual Property Rights, Etc.

     We do not hold any patents or trademarks directly. Our principal product is furnished through a strategic licensing agreement with the developer of the technology, which retains various patents. However, our specifications for the design and creation of the templated "Commercial Builder" system are our intellectual property rights.

     Employees

     At December 31, 2002, we had nine full-time employees, including executive officers.

Item 2.     Description of Property

Principal Location

     We lease office space at 620 Newport Center Drive, 11th Floor, Newport Beach, California. The office space is approximately 900 square feet but the basic lease also grants access to two conference rooms and a meeting facility for 75 to 100 people. The basic lease for 250 square feet of the office space terminates on December 31, 2003, and the three leases on the
remaining office space terminate on June 30, 2003.   Monthly combined lease
payments are $5,940, less a monthly rebate of $595 so long as the Subsidiary is not in default under the lease. Our president, Ronald C. Touchard, personally guaranteed all of the leases.

Investment Policies

     Our investment policy to date has been to focus resources on the development of our core business. To that end, our capital investments are made in the areas of fixed assets that will generate income through improved productivity or advanced technology. Any cash reserves will be invested in interest bearing accounts and government securities. As of December 31, 2002, we had no investments in real estate or public securities

Item 3.     Legal Proceedings

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

     None.

                                  PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market Information

     Our Common Stock is quoted under the symbol "EWMD" on the OTC Bulletin Board. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     The following tables set forth the high and low closing sales prices, per share, for our Common Stock as reported by the OTCBB for each quarter for the past fiscal year. Since our stock was thinly traded and we had very minimal business operations prior to the year 2002, we have elected to not to provide the quotes from prior periods as it would not be indicative of our true market-based valuation of our stock: The information for the year 2002 was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address: HTTP://CHART.YAHOO.COM/D.

                            Common Stock "EWMD"

          Fiscal Quarters               High *         Low *
          ---------------------------   ------------   ------------
          March 31, 2002                $   3.00       $   1.50
          June 30, 2002                 $   1.50       $   1.00
          September 30, 2002            $   1.00       $   1.00
          December 31, 2002             $   2.05       $   1.75

          * All periods prior to December 31, 2002 are adjusted for 50:1 reverse stock split that occurred during October 2002.

Holders

     As of March 24, 2003 there were approximately 690 holders of record of our Common Stock.

Dividends

     We have never declared or paid dividends on our Common Stock. Currently there are no restrictions on the possible payment of dividends in the future.

Recent Sales of Unregistered Securities

     During the year of 2002, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses, founders and employment agreement bonuses, consulting and vendor services, and interest costs associated with short-term debt. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form, that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

Regulation D, Rule 504 Offering

     During the year of 2002 we sold shares in a private offering in accordance to Section 3(b) or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 504 and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. The offering was completed prior to the end of December 31, 2002. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering sold shares in five tiers, each one costing more than the last. Share prices ranged from $0.17 to $0.50.
The schedule below summarizes the total number of shares issued as well as the total amount of the sales proceeds. Of the proceeds received, we paid cash finder's fees of $52,592 and we authorize the issuance of 379,500 shares of restricted common stock valued at $18,090 to three entries as the non-cash portion of finder's fees associated with our private offering.

                       504 Private Offering Summary
                                 Year 2002
          ========================================================
                 600,000      $    0.17      $    100,000
                 500,000      $    0.20      $    100,000
                  24,000      $    0.25      $      6,000
                 187,500      $    0.40      $     75,000
               1,438,000      $    0.50      $    719,000
          --------------------------------------------------------
               2,749,500                     $  1,000,000
          ========================================================

     At December 31, 2002 a total of 98,800 shares of the 504 private offering had not yet been paid for. The related $49,400 has been reclassified as subscriptions receivable within the equity section of the consolidated balance sheet.

Stock for Sales Performance Bonuses

     In January 2002, February 2002 and September 2002 we issued restricted common stock totaling 900,000 shares as sales performance bonuses to five key independent sales representatives. The non-cash compensation expense associated with these issuances totaled $18,000. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Stock for Founders and Employment Agreement Bonuses

     In an effort to maintain a positive working environment and to retain key individuals, during 2002 we issued to our founders and employees 5,280,000 shares of restricted common stock as bonuses per certain employment agreements. The non-cash compensation cost for the Company totaled $105,600 and was properly included in the employee's income calculations for 2002 and included on the Form W-2 and/or Form 1099 submitted to the appropriate taxing authorities. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as founders or employment agreement bonuses; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Stock for Consulting and Vendor Services

     During 2002 we reimbursed attorneys, consultants, vendors and other professional fees and costs with our restricted common stock. We issued 3,350,000 shares of stock for a total value of $72,400 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock in lieu of consulting and vendor services; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock;
(5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Stock for Interest Costs of Short Term Debt

     During November of 2002 we converted a short-term debt of $50,000 by issuing 100,000 shares of restricted stock priced at $0.50 per share as part of our Reg. D, Rule 504 private offering. The debt was a note payable to an entity, Fiduciary Privacy, who had lent money to the Company. In lieu of interest payment of such debt, we issued 72,000 shares of restricted common stock. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuance was to a sole entity in an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock in lieu of such interest cost of short term debt; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Subsequent to the end of the third quarter of fiscal 2002 we successfully converted several notes payable into shares of the Company's common stock. The Company converted $37,136 of debt in exchange for 2,427,189 shares of common stock. The Company also issued 20,000,000 shares of its common stock to its president for services rendered as an officer and director, which the Company valued at $20,000. These issuances were included in our filing on Form 10QSB on November 14, 2002. As a condition of closing of the stock-for-stock exchange agreement, the 20,000,000 shares referred to above were duly cancelled at December 31, 2002.

Equity Compensation Plan Information
     Stock Options   The private company had originally created a 2001
Stock Option/Stock Issuance Plan (the "Plan") and at closing of the exchange agreement, the public company adopted a similar plan. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the further success of the Company. The Plan is divided into two programs. The Option Grant Program allows eligible persons options to purchase common shares. The Stock Issuance Program was created to issue shares as a bonus for services or as an incentive to perform services for the Company. The maximum number of shares of common stock, which may be issued over the term of the Plan, shall not exceed 1,500,000 shares. As of December 31, 2002, the Company had reserved for possible issuance 200,000 shares.

     Stock Option Agreement - On April 10, 2002, the private company entered into an Agreement with a California corporation wherein the Company granted options to purchase 1,000,000 shares of common stock at a par value of $.001 par value at an exercise price of $.20 per share. On September 13, 2002 30,000 shares were exercised. At the closing of the exchange agreement with the public company, 970,000 shares were reserved for possible future issuance. These options are outside of the Stock Option/Stock Issuance Plan referred to above and are exercisable at any time. The options terminate upon the full repayment of a note payable and finder's fee to First Reserve Corporation.

The following table provides details of our equity compensation plans at December 31, 2002:

                                        Number of
                                        Securities
                                        to be
                         Number of      Issued Upon    Weighted       Number of
                         Securities     Exercise of    Average        Securities
                         Authorized     Outstanding    Exercise       Remaining
                         for Issuance   Options,       Price of       Available for
  Plan                   Under          Warrants       Outstanding    Future
  Category               the Plan       or Rights      Options        Issuance
  ---------------------  -------------  -------------  -------------  --------------
  Equity
     compensation
     plans approved
     by security
     holders              1,500,000       200,000(1)    $0.50          1,300,000
  Equity
     compensation
     plans not
     approved by
     security holders     1,000,000       970,000(2)    $0.20                  0
  ---------------------  -------------  -------------  -------------  --------------
  Total                   2,500,000     1,170,000       $0.25          1,300,000
  ---------------------  -------------  -------------  -------------  --------------

     (1) This figure includes options for shares reserved for 6 individuals at the closing of the exchange agreement.

     (2) This figure excludes 30,000 shares that were exercised during September 2002 at $0.20 per share.

Description of Securities

Common Stock

     Subject to the prior and superior rights of outstanding shares of Preferred Stock, if any, the holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefore. Holders of Common Stock are entitled to one vote per share on all matters upon which such holders are entitled to vote. Our Articles of Incorporation do not provide for cumulative voting in connection with the election of directors. Directors are elected by a plurality of votes cast. In the event of dissolution, liquidation or winding up of the Public Company, holders of Common Stock are entitled to share ratably in assets remaining after creditors (including holders of any preferred stock, as to liquidation preferences) have been paid.

Preferred Stock

     There are no shares of Preferred Stock issued or outstanding. The Board of Directors are authorized, subject to the limitations prescribed by law and our Articles of Incorporation, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Nevada, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof.

Item 6.     Management's Discussion and Analysis or Plan of Operation

     We were organized on December 7, 2001, as a network marketing company to market and distribute Internet related products and services, including Internet advertising. We offer Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. Our Internet-based business solutions include a variety of products that will allow subscribers to enhance their electronic business applications. Our flagship product is TV commercial-quality e-mail advertising.

     We offer a unique rich-media advertising system where a client can log into their password-protected web site and create TV-like commercials in a matter of a couple of minutes. There is a series of customizable templates for the clients to select from and they can create and save as many commercials as they like. The commercials can then be transmitted via standard e-mail to the client's customer database or an opt-in database. The email campaigns are stored and various results are tracked through their user-friendly web site. There are several patents pending on the technology and delivery system by our technology developer and we co-own this custom-made system with our technology developer.

Selected Financial Data

     The selected statement of income data and balance sheet data presented below set forth a summary of data relating to our results of operations as of, and for the years ended, December 31, 2002 and 2001. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.


                                                     December 31,  December 31,
  Statements of Operative Data                       2002          2001
  =============================================================================
  Net Sales                                          $    799,643  $     40,737
  Gross Margin                                       $    618,264  $     40,737
  Sales, General and Administrative Expenses         $  2,152,620  $     34,374
  Income (Loss) from Operations                      $ (1,534,356) $      6,363
  Other Income                                       $      6,371  $          -
  Interest and Other Expenses                        $     15,875  $          -
  Income (Loss) Before Taxes                         $ (1,543,860) $      6,363
  Income Tax Provision                               $         -   $          -
  Net Income (Loss)                                  $ (1,543,860) $      6,363
  Earnings (Loss) Per Share                          $      (0.15) $          -

  Balance Sheet Data
  ------------------
  Working Capital                                    $     40,924  $      6,363
  Total Assets                                       $    267,698  $      6,363
  Total Current Assets                               $    628,547  $     28,212
  Long Term Portion of Capital Lease Obligations     $          -  $          -
  Total Stockholders Equity (Deficit)                $   (360,849) $    (21,849)
  -----------------------------------------------------------------------------

Results of Operations for Fiscal 2002

     Prior to fiscal 2002, we were a shell company and had very minimal operations, as reflected within the selected financial data above. Upon the closing of the stock-for-stock exchange agreement, our consolidated operations experienced significant activity during fiscal 2002. We have provided certain information below regarding our operations for the year 2002 but have elected not to provide a comparative analysis with fiscal 2001, as it would not provide a meaningful analysis. Management has elected to discuss our Plan of Operations below.

Revenues.
     We generated net revenues of $799,643 for the year ended December 31, 2002, as a direct result of our flagship commercial builder product being fully operational and available for sale at the end of April 2002. A contributing factor for this revenue was the sales organization building efforts that took place throughout the year. We conducted five sales and training conferences during the year at locations in Southern California and Las Vegas, Nevada, where attendees convened from across the country.

Cost of Revenues.
     During 2002, we incurred $181,379 as cost of revenues. These costs are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. This represented 22.6% for product costs, which is slightly higher than our business plan goal of 20%. We believe that future costs, as a percentage, should be more in line with our anticipated 20% because the amounts for the year 2002 included some one-time set-up charges and fees.

Gross Margin.
     Our gross margins totaled 77.4% in 2002 stemming from the 22.6% of costs of revenue as described above.

General and Administrative Expenses.
     During 2002, we incurred $2,152,620 in general and administrative expenses, of which $501,510 was associated with commissions paid to the sales force. This represents 62.7% of net revenue, which is slightly higher than our business plan goal of 60%. Again, we believe that future commission costs, as a percentage, should be more in line with our anticipated 60% because the amounts for the year 2002 included some one-time special performance bonuses. Also included in the general and administrative expenses were salary and wages of $530,398, related payroll taxes of $50,615, consulting fees of $393,398 and legal fees of $109,392 and accounting fees of $26,181.

Other Income.
     Other income was $6,371 for the year ended December 31, 2002 resulting from the forgiveness of debt owed to the Company.

Interest Expense.
     Interest costs totaled $15,875 for the year ended December 31, 2002 resulting from certain short-term financing in the form of promissory notes to a couple of individuals.

Net Loss.
     For the year ended December 31, 2002, the Company recorded a net loss of $1,543,860, or $(0.15) per weighted average share.

Plan of Operations

     Our plan of operation for the coming year 2003, as discussed in Item 1 above, is to greatly expand on our sales and marketing efforts for our initial product lines. As of April 2, 2003, we had approximately $31,000 in cash resources. During the next several weeks, we hope to launch various programs that will enhance our sales efforts and expand and motivate our sales force. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

     We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations.

     We are currently focusing our efforts on the completion and full implementation of our recent purchase of our new genealogy and commissioning software system. In February 2003, we paid $40,000 cash and issued 75,000 shares of restricted stock for the system, which is a vital component for the Company to be able to capture and calculate commission payments for our independent sales representatives.

Liquidity and Capital Resources

     We financed our operations during fiscal year 2002 through revenues generated from operations and from the sale by the Company of our Common Stock pursuant to Regulation D, Rule 504. As of December 31, 2002, our principal sources of liquidity consisted of cash of $40,924. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:


     (a) Implementing certain marketing programs that will drive sales traffic to our websites and generate revenues, and expand our network marketing sales organization;

     (b) Attempting to raise additional funds through the sale of equity securities to persons or entities that are not presently stockholders of the Company;

     (c) Attempting to franchise or license our technology and proprietary rights to foreign countries, and;

     (d) Reducing our present rate of expenditures, this might materially adversely affect the ability of us to market our products and services effectively.

     Our future capital requirements will depend on factors, including (i) the progress and effectiveness of our sales activities and marketing approach, and (ii) the ability of us to maintain our existing customer base and establishing and expanding our customer base into new domestic and foreign markets. We may need to raise additional capital if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.
                                     19


Going Concern

     Our financial statement audit expressed substantial doubt as to our ability to continue as a going concern. We have incurred net operating losses since inception. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from
the outcome of this uncertainty.   We expect to incur losses as we expand
our business and we will require additional funding during 2003.

     Therefore, our to continue in business as a going concern depends upon our continuing ability to sell our products, to generate franchise and licensing fees from the potential sales of our technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that we may enact will enable us to meet our working capital requirements.

Item 7.     Financial Statements


See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.


                       INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                            F-2

Balance Sheet                                                           F-3

Statements of Operations                                                F-5

Statement of Stockholders' Equity                                       F-6

Statements of Cash Flows                                                F-8

Notes to Financial Statements                                    F-9 - F-17




















                                     20













                        eWorld Media Holdings, Inc.
                        Audited Financial Statements
                             (In U.S. Dollars)

                             December 31, 2002





/Letterhead/


                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
eWorld Media Holdings, Inc.
620 Newport Center Drive, 11th Floor
Newport Beach, California 92660

We have audited the accompanying balance sheet of eWorld Media Holdings, Inc. (a Nevada Corporation) as of December 31, 2002, and the related statements of income, retained earnings, and cash flows for the year ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of eWorld Media Holdings, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
March 27, 2003

                        eWorld Media Holdings, Inc.
                               Balance Sheet

                                                               December 31,
                                                                   2002
                                                              -------------
                                   Assets

Current Assets
--------------
 Cash                                                        $      40,924
 Employee Receivables                                              157,742
 Prepaid Expenses                                                      650
 Lease Deposits                                                      5,775
                                                              -------------
  Total Current Assets                                             205,091

Other Assets (Note 3)
------------
 License Rights                                                     73,750
 Accumulated Amortization                                          (11,143)
                                                              -------------
  Total Other Assets                                                62,607
                                                              -------------
  Total Assets                                               $     267,698
                                                              =============































                                 Continued
                                    F-3

                        eWorld Media Holdings, Inc.
                               Balance Sheet

                                                               December 31,
                                                                   2002
                                                              -------------

                    Liabilities and Stockholders' Equity

Current Liabilities (Note 8)
-------------------
 Accounts Payable                                            $     130,955
 Commissions Payable                                               178,629
 Accrued Expenses                                                  251,850
 Notes Payable - Related Party (Note 5)                             55,000
 Interest on Notes Payable                                             559
 Accrued Vacation                                                   11,554
                                                              -------------
  Total Current Liabilities                                        628,547

Stockholders' Equity (Note 6)
--------------------
 Common Stock Total 100,000,000 Shares
  Authorized at $.001 Par Value;
  14,006,000 Shares Issued and Outstanding                          14,006
 Additional Paid-in-Capital                                      1,212,042
 Accumulated Deficit                                            (1,537,497)
 Less: Subscriptions Receivable (Note 6)                           (49,400)
                                                              -------------
  Total Stockholders' Equity (Deficit)                            (360,849)
                                                              -------------
  Total Liabilities and Stockholders' Equity                 $     267,698
                                                              =============

























 The accompanying notes are an integral part of these financial statements.
                                    F-4


                        eWorld Media Holdings, Inc.
                          Statement of Operations

                                                 December 31,  December 31,
                                                     2002          2001
                                                 ------------  ------------
Sales Revenue
-------------
 Sales (Net)                                    $    799,643  $     40,737
                                                 ------------  ------------
Cost of Goods Sold                                   181,379         -
------------------                               ------------  ------------

  Gross Profit on Sales                              618,264        40,737

Selling General & Administrative Expenses
-----------------------------------------
 Amortization & Depreciation                          12,009         -
 Consulting Fees                                     393,398         5,000
 General & Administrative                            510,549        10,205
 Professional Fees                                   135,573         5,000
 Rent                                                 57,729         -
 Salaries & Wages                                    530,398         -
 Sales Commissions                                   501,510        14,169
 Vacation Expense                                     11,554         -
                                                 ------------  ------------
  Total Expenses                                   2,152,620        34,374

Other Expenses and Losses
-------------------------
 Interest Expense                                    (14,403)        -
 Loss on Disposal of Assets                           (1,472)        -
 Forgiveness of Debt                                   6,371         -
                                                 ------------  ------------
  Total Other Expenses and Losses                     (9,504)        -
                                                 ------------  ------------
Net Income (Loss) for the Period                $ (1,543,860) $      6,363
                                                 ============  ============
  (Loss) per Common Share                       $      (.153) $      -

  Weighted Average
  Outstanding Shares                              10,080,419         -












 The accompanying notes are an integral part of these financial statements.
                                    F-5


                        eWorld Media Holdings, Inc.
                     Statement of Stockholders' Equity
           From December 7, 2001 (inception) to December 31, 2002

                                                            Additional
                                      Common Stock           Paid In      Retained
                                  Shares         Amount      Capital       Deficit
                                ------------ ------------ ------------ ------------
Balance, December 7, 2001
(Inception)                          -       $     -      $      -      $     -

Net Income for
Period Ended
December 31, 2001                    -             -             -           6,363
                                ------------ ------------ ------------ ------------
Balance, December 31, 2001           -             -             -           6,363

Shares Issued for Services
at $.02 per Share                9,701,500         9,701       184,328

Shares Issued for Services
at $.05 per Share                  250,000           250        12,250

Shares Issued for Cash
at $.17 per Share                  600,000           600       101,400

Shares Issued for Cash
at $.20 per Share                  500,000           500        99,500

Shares Issued for Cash
at $.25 per Share                   24,000            24         5,976

Shares Issued for Cash
at $.40 per Share                  187,500           188        74,812

Shares Issued for Cash
at $.50 per Share                1,339,200         1,339       668,261

Common Stock Subscriptions
Issued at $.50 per Share            98,800            99        49,301

Shares Issued for Exercise of
Stock Option at $.20 per Share      30,000            30         5,970

Shares Issued for Acquisition
of Tropical Leisure Resorts,
Inc.                             2,750,000         2,750        38,270



                                 Continued
                                    F-6


                        eWorld Media Holdings, Inc.
                     Statement of Stockholders' Equity
           From December 7, 2001 (inception) to December 31, 2002

                                                            Additional
                                       Common Stock          Paid In       Retained
                                  Shares         Amount      Capital        Deficit
                                 ------------ ------------ ------------ ------------

Cancellation of Shares          (1,475,000)       (1,475)      (28,025)

Net Loss for the Year
Ended December 31, 2002              -             -             -      (1,543,860)
                                ------------ ------------ ------------ ------------
Balance, December 31, 2002      14,006,000   $    14,006  $  1,212,043 $(1,537,497)
                                ============ ============ ============ ============










































</Table
 The accompanying notes are an integral part of these financial statements.
                                    F-7


                        eWorld Media Holdings, Inc.
                          Statement of Cash Flows

                                                     December 31,  December 31,
                                                          2002          2001
                                                     ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                          $ (1,543,860) $      6,363
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities;
 Depreciation & Amortization                               12,009         -
 Stock Issued for Acquisition                              41,020         -
 Stock Issued for Services                                177,030         -
 (Increase) Decrease in Prepaid Expenses                     (650)        -
 (Increase) Decrease in Employee Receivables             (157,742)        -
 (Increase) Decrease in Lease Deposits                     (5,775)        -
 (Increase) Decrease in Commissions Payable               178,679         -
 Increase (Decrease) in Accrued Expenses                  251,850         -
 Increase (Decrease) in Interest on Notes Payable             559         -
 Increase (Decrease) in Accrued Vacation                   11,554         -
 Increase (Decrease) in Accounts Payable                  130,037         -
                                                      ------------  ------------
  Net Cash Provided by Operating Activities              (905,289)        6,363

Cash Flows from Investing Activities
------------------------------------
 Acquisition of Licensing Agreement                       (73,750)        -
                                                      ------------  ------------
  Net Cash Provided by Investing Activities               (73,750)        -

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Issuance of Common Stock                   952,600         -
 Proceeds from Notes Payable - Related Party               73,000         -
 Payment on Notes Payable - Related Party                 (18,000)        -
 Proceeds from Exercise of Stock Options                    6,000         -
                                                      ------------  ------------
 Net Cash Provided by Financing Activities              1,013,600         -
                                                      ------------  ------------
 Increase (Decrease) Cash During Period                    34,561         6,363

 Cash, Beginning of Period                                  6,363         -
                                                      ------------  ------------
 Cash, End of Period                                 $     40,924  $      6,363
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                           $     14,403  $      -
  Income taxes                                              -             -






 The accompanying notes are an integral part of these financial statements.
                                    F-8



                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 1 - Corporate History
--------------------------
eWorld Media, Inc. (the "Company") was incorporated under the laws of Nevada on December 7, 2001 as eWorldMedia.TV,Inc. The Company later changed its name to eWorld Media, Inc. The Company was established to market and distribute products and services for Internet advertising. The Company offers Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. The Company's Internet-based business solutions will include a variety of products that will allow subscribers to enhance their electronic business applications. The initial product is TV commercial-quality e-mail advertising.

NOTE 2 - Significant Accounting Policies
----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues are recognized when the funds have been received for the products sold. Expenses are recognized in the period when incurred.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents.
D.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
E. Depreciation and Amortization: The cost of property and equipment is depreciated over the estimated useful lives of the related assets.
     The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
F.   Use of Estimates:   The preparation of the financial statements in
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
G. Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - Amortization
---------------------
The Company entered into a license and service agreement with CaptureQuest, Inc., a Utah Corporation ("CaptureQuest"). CaptureQuest develops and services software that enables users to send "rich media" through email as on-line advertisements. CaptureQuest, with the assistance of the Company, created software to be used solely by the Company. The Company's agreement with CaptureQuest grants them a perpetual non-exclusive license to use the customized software owned by CaptureQuest. The cost in obtaining the license agreement has accumulated to $73,750 during 2002, and is being amortized over 3 years using the straight-line method of amortization.


                                 Continued
                                    F-9


                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 3 - Amortization - continued
---------------------
The cost and associated amortization of the rights of the license agreement costs are as follows;

                          December 31,       Depreciation          Accumulated
                       2002        2001         Expense           Depreciation
Assets                 Cost        Cost      2002      2001      2002      2001
---------------------------------------------------------------------------------
License Rights    $  73,750   $     -    $ 11,143  $    -    $ 11,143  $    -
                  --------------------------------------------------------------
  Balance         $  73,750   $      -   $ 11,143  $    -    $ 11,143  $    -
                  ==============================================================

NOTE 4 - Operating Leases
-------------------------
On January 14, 2002, the Company signed a lease agreement for an executive office suite in a multi-tenant building for use as its principal office. The Company pays a minimum of $2,440 per month for the office space, plus their proportional share of shared space in the building. The original lease expired on December 31, 2002, but has subsequently been amended to include three additional offices, and extend the lease to June 30, 2003. The amendment will increase monthly lease expense by $2,400. The office is located at 620 Newport Center Drive, 11th Floor, Newport Beach, California 92660. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs. If the Company expands or its staffing needs increase, the Company will need to obtain a larger office facility.

  Total Lease Commitments as of December 31, 2002         Year         Amount
                                                      ------------  ------------
                                                          2003     $     29,040
                                                                    ------------
                                                     Total         $     29,040
                                                                    ============

The Company executed a lease agreement to lease a residential apartment on April 8, 2002. The three bedroom apartment serves as a part time residence for the Company's Executive Vice President and any other guests or visitors the Company may have in town. The lease payment is $2,685 per month. The Company is responsible for utilities and housekeeping. The lease expires on March 31, 2003. The apartment is located in Newport bluffs private community, 4031 Rivoli, Newport Beach, California 92660. During November 2002, the Company determined to discontinue the lease for the residential apartment. The remaining balance on the lease was $2,444 and will be paid in 2003.

  Total Lease Commitments as of December 31, 2002         Year         Amount
                                                      ------------  ------------
                                                          2003     $      2,444
                                                                    ------------
                                                     Total         $      2,444
                                                                    ============

                                 Continued
                                    F-10

                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 4 - Operating Leases - continued
-------------------------
For the period ended December 31, 2002 the rent expense entering into the determination of net loss follows:

  Minimum rent on operating leases:                      Amount
                                                      ------------
  Office Suite                                       $     40,546
  Apartment                                                17,183
                                                      ------------
  Total rent expense during the period               $     57,729
                                                      ============

NOTE 5 - Notes Payable - Related Party
--------------------------------------
During the period ended December 31, 2002, the Company issued a promissory note to a shareholder of the Company totaling $55,000. The note bears interest at a rate of 8.5% per annum and is due and payable on March 10, 2003.

                                                           December 31,  December 31,
The Company has the following notes payable obligations:       2002          2001
                                                           ------------  ------------
Note payable to Shareholder due on March 10, 2003,
  plus accrued interest at a rate of 8.5% per annum,
  personally secured by two officers of the Company.      $     55,000  $      -
                                                           ------------  ------------
     Totals                                               $     55,000  $      -
     Less Current Maturities                                    55,000         -
                                                           ------------  ------------
     Total Long-Term Notes Payable                        $      -      $      -
                                                           ============  ============
  Following are maturities of long-term debt for each of the next five years:

                                                               Year         Amount
                                                           ------------  ------------
                                                               2003     $     55,000
                                                               2004             -
                                                               2005             -
                                                               2006             -
                                                               2007             -
                                                          Thereafter            -
                                                                         ------------
                                                          Total         $     55,000
                                                                         ============



                                 Continued
                                    F-11


                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 6 - Stockholders' Equity
-----------------------------
During the period ended December 31, 2002, the Company issued 2,650,700 shares of stock for cash at various prices between $.17 and $.50 per share. Accordingly, $949,949 was charged to additional paid-in capital, representing the excess of cash received over the par value of the stock.

During 2002, the Company issued 9,951,500 shares of common stock in exchange for consulting services rendered. The cost of the services has been charged to operations. Capital stock and related additional paid-in-capital have been increased by $9,951 and $196,579, respectively. Due to nonperformance of certain shareholders, 1,475,000 shares were canceled which resulted in a decrease of $1,475 to common stock and $28,025 to additional paid-in-capital.

During September 2002, the Company issued 30,000 shares of common stock in partial exercise of options in accordance with a "Stock Option Agreement." Accordingly, $5,970 was charged to additional paid-in-capital, representing the excess of cash received over the par value of the stock.

eWorld Media Holdings, Inc., formerly known as Tropical Leisure Resorts, Inc., (the "Public Company") issued shares of the Public Company's Common Stock in exchange for the shares of Common Stock of eWorldMedia, Inc. ("EWM") pursuant to the terms and conditions of a Stock-for -Stock Exchange Agreement (the "Exchange Agreement") dated November 1, 2002, between the parties (the "Exchange Offer"). The closing of the Exchange Agreement took place on December 31, 2002. In the Exchange Agreement the Public Company agreed to issue up to 12,731,000 shares in exchange for a like number of EWM shares outstanding at Closing.

NOTE 7 - Stock Based Incentives
-------------------------------
The Company created a Stock Option/Stock Issuance Plan (the "Plan"). The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the further success of the Company. The Plan is divided into two programs. The Option Grant Program allows eligible persons options to purchase common shares. The Stock Issuance Program was created to issue shares as a bonus for services or as an incentive to perform services for the Company. The maximum number of shares of common stock which may be issued over the term of the Plan shall not exceed 3,000,000 shares. The Plan shall terminate upon the earliest of (i) December 31, 2010, (ii) the date on which all shares available for issuance under the Plan shall have been issued, or (iii) the termination of all outstanding options in connection with a Corporate Transaction.

Stock Option Plan
-----------------
The Company adopted a plan which provides for the grant of options in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed, or may contribute in the future, to the success of the Company. The plan allows individuals to acquire shares of the Company's common stock at a purchase price equal or


                                 Continued
                                    F-12

                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 7 - Stock Based Incentives - continued
-------------------------------
Stock Option Plan - continued
-----------------
greater than fair market value as of the date of the grant. Options are exercisable at such time or times, during such period and for such number of shares as shall be determined by the Plan Administrator and set forth in the documents evidencing the option grant. However, no option shall have a term in excess of ten years measured from the option grant date. The plan calls for a total of 1,500,000 shares to be held for grant.

Stock Option Plan                                                    2002
                                                           --------------------------
                                                                           Weighted
                                                                            Average
                                                              Number        Exercise
                                                            of Shares        Price
                                                           ------------  ------------
  Outstanding at beginning of year                               -       $     -
  Granted                                                      200,000           .50
  Exercised                                                      -             -
  Canceled                                                       -             -
                                                           ------------  ------------
     Outstanding at December 31, 2002                          200,000  $        .50
                                                           ============  ============
     Exercisable at December 31, 2002                          200,000  $        .50
                                                           ============  ============

The results of pricing the options using the "Black-Scholes" pricing model resulted in an immaterial value of options at the date of grant.
Therefore, there was no expense recorded with grant of the options.

                                                         2002
                                                     ------------
     Risk-free interest rate                                3.0%
     Dividend yield                                           0%
     Volatility                                              75%
     Average expected term (years to exercise date)         1/12
                                                     ------------

Stock options outstanding and exercisable under this plan as of December 31, 2002 is:

Stock Option Plan

                                               Weighted
                                 Weighted       Average                   Weighted
       Range                      Average      Remaining                   Average
    of Exercise                 of Exercise   Contractual                of Exercise
       Price        Options        Price      Life (years)    Options       Price
    ------------  ------------ ------------  ------------  ------------  ------------
   $         .50      200,000  $        .50        9           200,000  $        .50

                                 Continued
                                    F-13

                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 7 - Stock Based Incentives - continued
-------------------------------
Stock Option Plan - continued
-----------------
On April 10, 2002, the Company entered into an Agreement with a California corporation wherein the Company granted options to purchase 1,000,000 shares of common stock at a par value of $.001 par value at an exercise price of $.20 per share. The options should become exercisable as to the shares at any time beginning on the date of grant and ending the earlier of
(a) February 21, 2004 (b) up to thirty days (30) days after the time of the completion of the sale of the 1,000,000 shares at $.50 or (c) up to thirty days after notice of transaction, the effect of which would be to make the shares readily tradable in a public market. The fair value of the options under this agreement was established at the date of grant using the "Black-Scholes" pricing model.

2002 Stock Option Agreement                                             2002
                                                           --------------------------
                                                                           Weighted
                                                                            Average
                                                              Number        Exercise
                                                            of Shares        Price
                                                           ------------  ------------
  Outstanding at beginning of year                           1,000,000  $        .20
  Granted                                                        -             -
  Exercised                                                     30,000           .20
  Canceled                                                       -             -
                                                           ------------  ------------
     Outstanding at December 31, 2002                          970,000  $        .20
                                                           ============  ============
     Exercisable at December 31, 2002                          970,000  $        .20
                                                           ============  ============

The results of pricing the options using "Black-Scholes" pricing model resulted in an immaterial value of the options at the date of grant. Therefore, there was no expense recorded with the grant of the options.

The fair value of the option grant was established at the date of grant using the "Black-Sholes" pricing model" option with the following weighted average assumptions;

                                                         2002
                                                     ------------
     Risk-free interest rate                                3.0%
     Dividend yield                                           0%
     Volatility                                              75%
     Average expected term (years to exercise date)         1/12
                                                     ------------



                                 Continued
                                    F-14

                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 7 - Stock Based Incentives - continued
-------------------------------
Stock Option Plan - continued
-----------------
Employee stock options outstanding and exercisable under this plan as of December 31, 2002 is:

2002 Stock Option Plan

                                               Weighted
                                 Weighted       Average                   Weighted
       Range                      Average      Remaining                   Average
    of Exercise                 of Exercise   Contractual                Of Exercise
       Price        Options        Price      Life (years)    Options       Price
    ------------  ------------ ------------  ------------  ------------  ------------
    $      .20        970,000   $      .20         2           970,000   $       .20

NOTE 8 - Accrued Expenses and Other Current Liabilities
-------------------------------------------------------
Accrued expenses and Other current liabilities consist of the following:

                                                               December 31,
                                                                   2002
                                                               ------------

               Commissions Payable                            $    178,629
               Accrued Payroll Taxes                               212,869
               Salaries and Wages Payable                           12,486
               Sales Agent Refunds Payable                          26,495
               Accrued Interest                                        559
               Accrued Compensated Absences                         11,554
                                                               ------------
                                                              $    442,592
                                                               ============

NOTE 10 - Income Taxes
----------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                  Year of                             Expiration
                    Loss              Amount                Date
                  -----------------------------------------------
                    2002           1,543,860                2022

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.
                                 Continued
                                    F-15

                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 9 - Income Taxes - continued
----------------------

                                                      2002          2001
                                               --------------------------
     Current Tax Asset Value of Net Operating
     Loss Carryforwards at Current Prevailing
     Federal Tax Rate                           $    463,158  $      -
     Evaluation Allowance                           (463,158)        -
                                               --------------------------
       Net Tax Asset                            $      -      $      -
                                               ==========================
       Current Income Tax Expense               $      -      $      -
       Deferred Income Tax Benefit                     -             -

NOTE 10 - Going Concern
-----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

     (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund it ongoing research and development activities;
     (b) Continue its vigorous effort in expanding its sales force to entice home based businesses to mass market its products, and
     (c) License its technology and proprietary rights to foreign countries.

The Company's future capital requirements will depend on factors, including
(i) the progress and effectiveness of its sales and activities and marketing approach, and (ii) the ability of the Company to maintain its existing customer base and establishing and expanding its customer base into new domestic and foreign markets.

NOTE 11 - Net Earnings (Loss) Per Share
---------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares.

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilution for the years ended December 31, 2002.


                                 Continued
                                    F-16


                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 11 - Net Earnings (Loss) Per Share
---------------------------------------
The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

  Common shares outstanding during the entire period.                     10,080,419

  Weighted average shares paid for, but not issued during the period.         -
                                                                        -------------
                                                                          10,080,419
  Weighted average number of common shares used in basic EPS
  dilutive effect of options.                                                 -
                                                                        -------------
  Weighted average number of common shares and dilutive potential
     common shares used in diluted EPS.                                   10,080,419
                                                                        =============








































                                    F-17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the current directors and officers or significant employees, their ages, and all offices and positions. Directors are elected for a term of one year. The Bylaws provide for annual meetings of shareholders to be held on December 7th of each year beginning in 2002. The Board of Directors elects officers. Each officer holds office pursuant to his employment agreement (if one exists), for a term of one year or until his successor is chosen and qualified or until his earlier resignation or removal.

  Name                   Age   Position(s)                            Director Since
  ----                   ----  -----------                            --------------
  Ronald C. Touchard     44    Chairman, President, & CEO             December 2001
  Henning D. Morales     36    Director & Executive                   December 2001
                               Vice-president
  Dr. Michael Brown      55    Vice-president of Communications
  Michael Wiedder        44    Vice-president of Business Development
  G. Richard Burnett     58    Vice-president of Corporate Sales
  Karen Kirby            50    Vice President of Product Technology
  Allen N. Kimble, CPA   41    Secretary, Treasurer, and CFO

     Set forth below is certain biographical information regarding our current executive officers and directors:

     Ronald C. Touchard has been self-employed since 1980 as an independent representative for different network marketing companies for which he has built sales organizations. He has also been a trainer in the network marketing industry. From May 18, 2001, until December 31, 2001, he was the president and a director of eWorldNet, Inc., an Internet marketing company, and from September 11, 2001, until December 31, 2001, he was president, CEO, and a director of MLM World News Today, Inc., the parent company of such entity. From December 1998 until July 2000 Mr. Touchard was a director and master distributor for PriceNet USA, Inc., a company engaged in marketing Internet shopping malls. PriceNet USA, Inc. filed for bankruptcy under Chapter 11 in November 2001; the court subsequently rejected the filing. Mr. Touchard filed for personal bankruptcy under Chapter 11 on December 14, 2001. The personal bankruptcy was re-organized and the court dismissed the bankruptcy on December 10, 2002. Misty Touchard, EWM's assistant treasurer, is the wife of Ronald C. Touchard.

     Henning Danilo Morales has been self-employed since 1989 as a business and marketing consultant. From March 2001 until December 2001 he was employed as a vice-president of international business by eWorldNet, Inc. From December 2000 until March 2001 Mr. Morales was a consultant and international sales director for 121 Inc., an online portal using network marketing to promote portal sales and to drive traffic to the member portals. From August 2000 until December 2000 he was a consultant to and a director of international business for Prime Buy, a retail e-commerce company. From August 1998 until August 2000 PriceNet USA, Inc., a retail e-commerce company, employed Mr. Morales as a director of international sales for Latin America. From December 1996 until July 1998 he was director of the Latin America division for FutureNet, Inc., a network marketing company which offered various high tech products beginning with a set-top computer-accessory device which would enable users to access the Internet directly into their television sets.

     Dr. Michael Brown is an internationally renowned trainer, consultant, and author of four books that have been translated into seven languages. After receiving his doctorate in Counseling/Psychology from Michigan State University in 1974, he co-founded Huron Valley Institute, which became the largest psychological treatment and training center in the U.S., and Dr. Michael Brown & Associates, a consulting, training, and marketing firm specializing in Adult Development, Organizational Change, and Managing Life/Career Transitions. From 1986 until 1998 he was Senior Vice President of Training for Kahler Communications, Inc., an international management consulting and training firm, where he trained, trained trainers and developed consulting and training programs for all levels of management development, encompassing such areas as Sales Training, Personality Management, Process Communication, Leadership Development, Team-Building, Managing Change, and others. Dr. Brown has been teaching and training in the Network Marketing industry for more than 25 years and was a pioneer in the development of Internet Marketing systems for the Direct Sales industry.

     Michael Wiedder was self-employed as an Internet consultant for a number of Internet companies from 1997 until December 2001. In addition, from January 1999 until December 1999 he was the vice-president of marketing for Sportsprize Entertainment, an online sport Entertainment Company. Sportsprize Entertainment subsequently filed for bankruptcy in December 2000. Also, from May 2000 until January 2001 he was the vice-president of business development and a consultant for Narrowcast Inc., an Internet company. From January 2001 until December 2001 he also developed lead generation programs for various Internet and direct marketing companies.

     G. Richard Burnett joined EWM on September 27, 2002, as Vice-President of Corporate Sales. Since 1980 he has been the president of Top Gun Network, Inc., a public speaking and a sales and management consulting firm. He has built a sales organization force from 100 agents to 700 agents in less than one year and established an additional profit center for training programs. He has conducted various seminars with NFL Hall of Fame Players and professional football Coach Raymond Berry. He has been involved in 8 successful startup companies and as a public speaker he has conducted seminars for over 600,000 participants from such companies as American Home Security, Amgen, Amway, Aerus Electrolux, Body Wise, Brinks, Broadmoor Homes, California Association of Mortgage Brokers, Century 21, Cigna, Equitable, Fluor Corporation, General Motors, Helping Build Wealth, Lincoln National Life, Matol Botanical, Merrill Lynch, Morinda, Neways, Nikken, Norwest Financial, Oxnard United High School District, RE MAX, Stanford Research Institute, Triad Systems, W. R. Grace, and hundreds of others.

     Karen Kirby joined us in March 2002 and she has over twenty years of experience in the computer industry, including Internet marketing, software engineering, project and laboratory management, research and development, and business experience. She has proven technical, managerial, and business skills coupled with extensive hardware and software experience. Her specialization is in Internet website design, development, and marketing. She has excellent leadership, interpersonal, and communication skills and has received numerous awards and written several publications. Mrs. Kirby is responsible for development of the Rich Media Commercial Center and all other technology products. Mrs. Kirby has served as Senior Technical Specialist and Senior Manager, Advanced Computer Systems, Space Station Division, McDonnell Douglas Aerospace systems. She was an Instructor at the UCLA Extension Program as well as on-site Instructor at commercial aerospace companies. Mrs. Kirby holds a MS degree in Computer Science from the University of Southern California, and was a PhD Candidate.

     Allen N. Kimble joined EWM on April 22, 2002 as Chief Financial Officer. He was appointed secretary and treasurer on September 19, 2002. Mr. Kimble has over 14 years of accounting experience, including several years in senior management positions of both public and private companies. From March 2001 through April 2002 he was self-employed as an independent
financial consultant.   From May 2000 until March 2001 he served as CFO of
PriceNet USA, Inc. , a retail e-commerce company. From September 1999 to May 2000 Mr. Kimble served as a financial consultant to Xtranet Systems, Inc. From January 1999, Mr. Kimble was part owner and CFO of Trans Mobile Solutions, Inc., a transportation company that was successfully sold during April 2001 to a larger nationally known transportation company. From December 1995 until January 1999, Mr. Kimble served as West Area Controller for Laidlaw Transit Services where he oversaw the entire financial operations of the $100 million annual revenue business unit. Mr. Kimble is a CPA licensed in the State of California.

Item 10.   Executive Compensation

Summary Compensation Table

     This Table sets forth the annual compensation for the three most recently completed fiscal years of the named executive officers that were serving as executive officers during the periods referred to.

                              Summary Compensation Table

                                                     Long Term Compensation
                                                   -------------------------
                         Annual Compensation               Awards     Payouts
                   -----------------------------   ----------------- --------
                                                            Securities
                                                   Restr    Under            All
                                          Annual   icted    lying            Other
                                          Compen   Stock    Options  LTIP    Compen
Name and                 Salary  Bonus    sation   Awards   /SARS    Payouts sation
Position        Year     ($)     ($)      ($)      ($)      (#)      ($)     ($)
------------------------------------------------------------------------------------
Ron Touchard
CEO              2002  $138,000 $    -   $   -    $   -    $    -  $    -   $ 46,356
                                                                                  (1)
                 2001  $   -    $    -   $    -   $   -    $   -   $    -   $    -
                 2000  $   -    $    -   $    -   $   -    $   -   $    -   $    -

Henning Morales
EVP              2002  $111,000 $    -   $   -    $   -    $   -   $    -   $ 34,356
                                                                                  (2)
                 2001  $   -    $    -   $    -   $   -    $   -   $    -   $    -
                 2000  $   -    $    -   $    -   $   -    $   -   $    -   $    -

Allen Kimble
CFO              2002  $66,488  $    -   $    -   $   -    $   -   $    -   $  5,000
                           (3)                                                  (4)
                 2001  $   -    $    -   $    -   $   -    $   -   $    -   $    -
                 2000  $   -    $    -   $    -   $   -    $   -   $    -   $    -

     (1) Of this amount, $40,000 represents the non-cash amount recorded as other compensation for the issuance of 1,000,000 restricted shares as a signing bonus pursuant to Mr. Touchard's employment agreement, 500,000 shares issued pursuant to assignment of a vendor license agreement to the Company, 450,000 shares issued for pre-incorporation services, and 50,000 shares issued for appointment as a director of the Company. The balance of $6,356 represents the cash commissions earned by the 3 corporations that Mr. Touchard retains a 50% ownership interest as described in
          Item 12, below.
     (2) Of this amount, $28,000 represents the non-cash amount recorded as other compensation for the issuance of 750,000 restricted shares as a signing bonus pursuant to Mr. Morales's employment agreement, 400,000 shares issued for development of the Company's international business plan, 200,000 shares issued for pre-incorporation services, and 50,000 shares issued for appointment as a director of the Company. The balance of $6,356 represents the cash commissions earned by the 3 corporations that Mr. Morales retains a 50% ownership interest as described in Item 12, below.
     (3) Mr. Kimble joined the Company on April 22, 2003 and this amount represents the salary earned for the partial year.
     (4) This represents the amount recorded as other compensation for the issuance of 250,000 restricted shares as a signing bonus pursuant to Mr. Kimble's employment agreement.

Compensation of Directors

     Directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with attendance at any meeting of the Board of Directors or in furtherance of their duties as a director. In addition, we issued 50,000 shares each to its initial directors in consideration of them accepting appointment to serve as directors.

Employment  Contracts

     We have entered into employment agreements with each of our executive officers. Each of the agreements contains confidentiality and non-compete provisions. The agreements for Messrs. Touchard and Morales became effective January 1 2002. Set forth below is a brief description of each of the agreements. Messr. Kimble's agreement became effective April 22, 2002.

     Ronald C. Touchard.
     -------------------
     We entered into a three-year full-time employment agreement with Mr. Touchard to serve as our president and chief executive officer. The agreement sets an annual base salary of $120,000; Mr. Touchard received a signing bonus of 1,000,000 shares of our restricted common stock. We have agreed to provide him a term life insurance policy in the amount of $1,000,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. We have further agreed to provide for him a liability insurance policy in the amount of $2,000,000. We have also agreed to pay him a one-time cash bonus of $125,000 at any time gross sales of at least $750,000 are generated during any four month period, or $50,000 of such $125,000 bonus amount upon the completion of the full amount of the initial private offering, whichever shall first occur. We will pay him a finder's fee equal to 10% of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. He is entitled to receive a car allowance of $1,500 per month, three weeks paid vacation per year, and medical insurance for himself, his spouse, and his dependents.

     Henning Danilo Morales.
     -----------------------
     We have entered into a three-year full-time employment agreement with Mr. Morales to serve as our executive vice-president. The agreement sets an annual base salary of $96,000; Mr. Morales received a signing bonus of 750,000 shares of our restricted common stock. We have agreed to provide him a term life insurance policy in the amount of $800,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. We have also agreed to pay him a one-time cash bonus of $125,000 at any time we record gross sales of at least $3,000,000 during any three-month period. We will pay him a finder's fee equal to 10% of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. He will receive a car allowance of $1,250 per month; three weeks of paid vacation each year, and medical insurance for himself, his spouse, and his dependents.

     Allen N. Kimble.
     ----------------
     We have entered into a three-year full-time employment agreement with Mr. Kimble to serve as our chief financial officer. The agreement was entered into on April 22, 2002, and sets an annual base salary of $96,000; Mr. Kimble received a signing bonus of 250,000 shares of our restricted common stock, plus the agreement provided for an additional 250,000 shares following our merger or reorganization with a reporting company. He will also receive three weeks of paid vacation each year, and medical insurance for himself, his spouse, and his dependents.

Sales Commissions

     All of our executive officers and key employees maintain positions within the company's sales organization and placement in the genealogy and commissioning program. This allows our executive officers and key employees to receive commissions on sales to help supplement their personal income. These positions are outside the scope of any employment agreements and have the potential to generate perpetual residual income depending on the successful sales activity within their downline organizations.

     Management's goal is to maintain a low overhead model, which includes keeping salaries at somewhat of a low and constant level. As described herein, our business model allows for the allocation of sales revenue as follows; sixty percent (60%) is paid out to our sales force as commissions, twenty percent (20%) is designated as product support costs, which includes system hosting fees, and twenty percent (20%) is allocated for general and administrative expenses and net profit.

     Therefore, as revenues grow and related commissions grow (in real dollars as compared to an increase in percentage of revenue), our employees and executive officers can benefit from the increased sales activity without the need to increase overhead and salaries (which could negatively impact our financial statements).

Indemnification Agreements

     We have entered into indemnification agreements with our directors.
We have agreed to indemnify each party against all expenses, including attorneys' fees, actually and reasonably incurred by him in connection with any proceeding brought or threatened against him in his capacity as a director, officer, employee, or agent. However, no indemnification for expenses will be made under the agreement (a) on account of any suit in which a final judgment is rendered against the indemnified party for an accounting of profits made from the purchase or sale by him of our securities pursuant to the provisions of section 16(b) of the Securities Exchange Act, or similar provisions of any federal, state, or local law, or on account of any suit in which a final judgment is rendered against the indemnified party for violation of Section 10(b) or Rule 10b-5 of the Securities Exchange Act, or similar provisions of any federal, state, or local law; (b) on account of the indemnified party's conduct that is finally adjudged by a court to have constituted intentional fraud, recklessness, or willful misconduct; (c) if a final decision by a court having jurisdiction in the matter shall determine that such indemnification is not lawful; (d) to the extent that the indemnified party has voluntarily become a party to any proceeding without our written consent; or (e) to the extent that the indemnified party has been reimbursed by insurance.

     Expenses incurred by the indemnified party (including expenses for which he is ultimately expected to be reimbursed through insurance) pursuant to any proceeding will be paid by us in advance of any final disposition of the proceeding upon the written request of the indemnified party and his undertaking in writing to repay such amount if he is ultimately reimbursed such amount by insurance or if it is ultimately determined that he is not entitled to indemnification. Indemnification provided by the agreement is not exclusive of any rights to which the director may be entitled under our bylaws, any agreement, any vote of shareholders or directors, applicable law, any directors' and officers' insurance policy, or otherwise. With respect to certain liabilities incurred under the Securities Act, our obligation may be subject to undertakings contained in various registration statements filed by us pursuant to the Securities Act, as those undertakings relate to the possible need for court review of indemnification for these liabilities.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

Beneficial Ownership Table. At December 31, 2002, we had 15,481,000 shares actually outstanding and we issued an additional 500,000 shares to certain beneficial owners during the first week of January 2003 (see notes 4 and 8) with the possibility of issuing an additional 1,370,000 to certain beneficial owners within 60 days from the date of this filing (see notes 6 and 9). As a result of these recent and potential future issuances, the total outstanding shares used in the table to derive the percentage of beneficial ownership is 17,351,000.

     The following table sets forth certain information concerning the ownership of our common stock as of December 31, 2002, of each person who is known to us to be the beneficial owner of more than 5% of our common stock, all directors, executive officers and senior management, and our directors, executive officers and senior management as a group:

                                          Amount and Nature
Name and Address                          of Beneficial       Percentage
Of Beneficial Owner                       Ownership (1)       Ownership
-------------------                       -----------------   -----------
Ronald C. Touchard                        2,100,000(2)        12.10%
11 Marble Sands
Newport Beach, CA 92660

Ronald C. Touchard,
Proxy                                     7,884,500(2)        45.43%

Henning D. Morales                        1,400,000(3)         8.06%
16755 Scottsdale Avenue
Riverside, CA  92504

Dr. Michael Brown                           629,500(4)         3.63%
15272 Yorkshire Lane
Huntington Beach, CA 92647

Michael Wiedder                             500,000(5)         2.88%
950 2nd Street, #211
Santa Monica, CA 90403

G. Richard Burnett                        1,173,500(6)         6.76%
6402 McLeod Dr.
Suite #2
Las Vegas, NV 89120

Karen Kirby                                 300,000(7)         1.73%
31 Cosimo
Irvine, CA 92614

Allen Kimble                                500,000(8)         2.88%
49 Parrell Ave.
Foothill Ranch, CA 92610

Directors and
Executive Officers
as a Group (7 persons)                    10,428,000          60.10%

Robert Hagopian                            2,470,000(9)       14.23%
29 Las Casas
San Rafael, CA 94901

First Reserve Corporation                    250,000(10)       1.44%
29 Las Casas
San Rafael, CA  94901

Pacific Prime Asset Management, Inc.       1,100,000(11)       6.34%
29 Las Casas
San Rafael, CA  94901
_________________________________________________________________________

     (1) Unless otherwise indicated, the named person is the sole beneficial owner of the shares.

     (2) This number includes 2,000,000 shares in the name of Mr. Touchard and 100,000 shares in the name of Mrs. Touchard, with whom he is deemed to share beneficial ownership of such shares. Mrs. Touchard has granted a voting proxy for her shares to Mr. Touchard. In addition, Mr. Touchard has proxies to vote 7,884,500 shares and is deemed to share beneficial ownership of these shares with the record owner of the shares.
                                     44

     (3) Mr. Morales has granted to Mr. Touchard a proxy to vote these 1,400,000 shares held directly by Mr. Morales. Mr. Morales and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (4) Of the number of shares set forth in this table, 379,500 are held directly by Mr. Brown. Mr. Brown received an additional 250,000 shares immediately following the Closing of the Exchange Agreement in January 2003. Because the event occurred within 60 days from the year-end, these additional shares are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Brown. Mr. Brown has also granted to Mr. Touchard a proxy to vote the 379,500 shares held directly by Mr. Brown. Mr. Brown and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (5) Mr. Wiedder has granted to Mr. Touchard a proxy to vote these 500,000 shares held directly by Mr. Wiedder. Mr. Wiedder and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (6) Mr. Burnett shares beneficial ownership of 773,500 of these shares with members of his family. He is also entitled to receive 400,000 shares as performance bonuses under his employment contract with EWM. These additional shares may be earned within the next sixty days and are therefore included in this table. Mr. Burnett has also granted to Mr. Touchard a proxy to vote the 330,000 shares beneficially owned by Mr. Burnett. Mr. Burnett and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (7) Mrs. Kirby has also granted to Mr. Touchard a proxy to vote the 300,000 shares held directly by Mrs. Kirby and she and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (8) Mr. Kimble shares beneficial ownership of 250,000 of these shares with his wife. Mr. Kimble also received an additional 250,000 shares immediately following the Closing of the Exchange Agreement in January 2003. Because the event occurred within 60 days from the year-end, these additional shares are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Kimble. Mr. Kimble has also granted to Mr. Touchard a proxy to vote the 500,000 shares held directly by Mr. Kimble and his wife. Mr. Kimble and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (9) Of these total shares, First Reserve Corporation, a company believed to be controlled by Mr. Hagopian, owns 250,000 of the shares, and Pacific Prime Asset Management, Inc., another company believed to be controlled by Mr. Hagopian, owns 1,100,000 shares. Also, First Reserve Corporation has options to purchase 970,000 shares, which are immediately exercisable and are therefore considered to be outstanding for purposed of computing the percentage interest held by Mr. Hagopian.

     (10) These shares are included in the stock beneficially owned by Robert Hagopian above.

     (11) These shares are included in the stock beneficially owned by Robert Hagopian above.


     Irrevocable Proxies. Shareholders owning 7,884,500 shares of our common stock have entered into irrevocable proxy agreements with Mr. Touchard granting him voting rights of all these outstanding shares through December 31, 2007. During the term of the proxy agreement the stockholder will not be permitted to sell, assign, pledge, hypothecate, or transfer any of his shares unless the party purchasing, receiving, or obtaining an interest in the shares agrees in writing to be bound by the terms of the proxy agreement. However, if any of the shares are sold in a broker transaction in which the stockholder did not solicit or arrange for the solicitation of orders to buy the shares in anticipation of or in connection with such transaction, the terms of the proxy agreement would cease as to the shares so sold.

Item 12.     Certain Relationships and Related Transactions

     Ronald C. Touchard and Henning Danilo Morales were instrumental in the organization of our company and may therefore be deemed to be promoters or founders of the company. Set forth below is certain information in connection with the shares issued to these and other persons.

     On December 19, 2001, Ronald C. Touchard, president, a director, and a 5% shareholder, transferred all of his rights and interest in a marketing agreement with NuWays Inc. to us for 500,000 shares of common stock. The marketing agreement with NuWays was subsequently terminated.

     On December 19, 2001, we issued 450,000 shares to Mr. Touchard for per-incorporation services in connection with forming the company and developing network compensation plan. We also issued 200,000 shares to Henning Danilo Morales, executive vice-president, a director, and a 5% shareholder, for pre-incorporation services in connection with the development of our business plan.

     On December 19, 2001, in connection with the formation, we issued 50,000 each to Mr. Touchard and Mr. Morales for becoming directors of our company.

     On or about January 2, 2002, we issued shares to the following persons, who are officers, directors, and/or 5% shareholders, as signing bonuses for either employment or consulting agreements:


          Name                          Number of Shares
          ----                          ----------------
          Ronald C. Touchard               1,000,000
          Henning Danilo Morales             750,000
          Michael Wiedder                    500,000
          Dr. Michael Brown                  250,000

     Pursuant to the terms of the employment agreement with Mr. Touchard, he will be permitted to retain two of his distributorships involving other products from other business entities. Management does not believe that such involvement by Mr. Touchard would create any conflict of interest in fulfilling his duties as an officer, director, and employee of our company.

     In April 2002 we issued 250,000 shares to Allen Kimble for accepting appointment as an officer and reserved an additional 250,000 shares for Mr. Kimble to be issued upon completion of the Closing of the Exchange Agreement.

     In September 2002 we issued 330,000 shares to G. Richard Burnett for accepting appointment as an officer and reserved 400,000 shares for future issuance subject to certain incentive arrangements.

     Robert Hagopian, a 5% shareholder, is believed to also control First Reserve Corporation and Pacific Prime Asset Management, Inc., also 5% shareholders. Each of these entities has entered into various agreements with our company, and loaned funds to us, as described herein.
                                     46

     Mr. Touchard and Mr. Morales each own 50% interest in three (3) corporations, Internet Business Services, CLT Ascension, Inc. and Maitland Business Consortium, Inc., that are at the very top of our sales force genealogy. These positions receive residual commissions and overrides on all sales generated by the company and upon substantial generation of revenue these residual commissions could be material in nature to those business entities (see Item 10, Sales Commissions above).

     Mr. Brown is the sole owner of Dr. Michael & Associates, which is a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in its downline organization.

     Mr. Wiedder maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in his downline organization.

     Mr. Kimble maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in his downline organization.

     Mrs. Kirby maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in her downline organization.

     Mr. Burnett maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in his downline organization.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits to Form 10-KSB

Exhibit No.    Description of Exhibit

     2.1 Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 4, 2002)

     3.1 Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company's Form 10QSB filed on November 14, 2002)

     4.1 Lockup Provisions for Non-Registerable Shares, with schedule (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on January 21, 2003)

     4.2 Lockup Provisions for Registerable Shares, with schedule (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 21, 2003)

     4.3 Lockup Agreement effective January 6, 2003, with Nathan Drage (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on January 21, 2003)

     4.4 Lockup Agreement effective January 6, 2003, with Mountain Holding, Inc. (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed on January 21, 2003)

     4.5 Lockup Agreement effective January 6, 2003, with Global Funding Group, Inc. (incorporated by reference to Exhibit
               4.5 of the Company's Form 8-K filed on January 21, 2003)

     4.6 Lockup Agreement effective January 6, 2003, with Portsmith Partners of Nevada, Inc. (incorporated by reference to
               Exhibit 4.6 of the Company's Form 8-K filed on January 21,
               2003)

     10.2 Employment Agreement and Indemnification Agreement with Ronald C. Touchard (incorporated by reference to Exhibit
               10.2 of the Company's Form 8-K filed on January 21, 2003)

     10.3 Employment Agreement, Amendment No. 1, and Indemnification Agreement with Henning D. Morales (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 21, 2003)

     10.4 Employment Agreement with Allen N. Kimble (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on January 21, 2003)

     10.5 Employment Agreement and Addendum with G. Richard Burnett (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on January 21, 2003)

10.6 & 4.7     Form of Irrevocable Proxy (incorporated by reference to
               Exhibit 10.6 of the Company's Form 8-K filed on January 21,
               2003)

     10.7 Office Lease Agreement, Personal Guaranty and Addendums for Newport Beach office space (incorporated by reference to
               Exhibit 10.7 of the Company's Form 8-K filed on January 21,
               2003)

     10.8 Agreement Regarding Loan and Issuance of Shares dated February 14, 2002, between eWorldMedia, Inc. and First Reserve Corporation, the original promissory note dated February 25, 2002, the current promissory note issued by eWorldMedia, Inc. dated January 6, 2003, for $78,783.55, and the personal guarantees of Mr. Touchard and Mr. Morales dated February 25, 2002 (incorporated by reference to
               Exhibit 10.8 of the Company's Form 8-K filed on January 21,
               2003)

10.9 & 4.8     Stock Option Agreement as of April 10, 2002, and Addendum
               dated October 17, 2002, between eWorldMedia, Inc. and First
               Reserve Corporation (incorporated by reference to Exhibit
               10.9 of the Company's Form 8-K filed on January 21, 2003)

     10.10 Consultant's Compensation Agreement dated March 15, 2002, between eWorldMedia, Inc. and First Reserve Corporation (incorporated by reference to Exhibit 10.10 of the Company's Form 8-K filed on January 21, 2003)

     10.11 License and Services Agreement with CaptureQuest, Inc. dated April 19, 2002, without exhibits (incorporated by reference to Exhibit 10.11 of the Company's Form 8-K filed on January 21, 2003)

     10.12 Stock Option/Stock Issuance Plan of the Parent adopted January 6, 2003 (incorporated by reference to Exhibit 10.12 of the Company's Form 8-K filed on January 21, 2003)

     99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     99.2 Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K

The Registrant filed a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002. On November 4, 2002, we filed a report on Form 8-K indicating the signing of the Stock-for-Stock Exchange Agreement between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc. the effect of which would result in a change in control of the registrant.

The following reports on Form 8-K were filed in the first quarter of fiscal year 2003:

On January 8, 2003, we filed a Report on Form 8-K relating to our press release announcing the closing of the Stock-for-Stock Exchange Agreement. The filing represented disclosure requirements pursuant to Regulation FD.

On January 21, 2003, we filed a Report on Form 8-K relating to our closing of the Stock-for-Stock Exchange Agreement and the resulting change in control of the registrant.

Item 14.    Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation and our disclosure contorls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material resepcts, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.





                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         eWorldMedia Holdings, Inc.
                                (Registrant)



Date: April 14, 2003       By /S/ Ronald C. Touchard
                           ________________________________________
                                  Ronald C. Touchard,
                                  Chairman of the Board,
                                  Chief Executive Officer


Date: April 14, 2003       By /S/ Allen N. Kimble
                           _______________________________________
                                  Allen N. Kimble,
                                  Chief Financial Officer

Date: April 14, 2003       By /S/ Henning Morales
                           _______________________________________
                                  Henning Morales,
                                  Director,
                                  Executive Vice President








