Form 10QSB
period 2003-03-31
EWORLDMEDIA HOLDINGS INC
filed 2003-05-23
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

|_|   Transition Report Under Section 13 or 15(d) of the Securities
      Exchange Act

                       Commission File Number 0-14047


                         eWorldMedia Holdings, Inc.
     (Exact name of small business issuer as specified in its charter)


       Nevada                                          04-2392188
(State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

 620 Newport Center Drive, 11th Floor,
 Newport Beach, CA                                             92660
(Address of principal executive offices)                    (Zip Code)


                 Issuer's Telephone Number: (949) 718-0999


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of May 9, 2003 was 19,392,300.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                       PART I - FINANCIAL INFORMATION

                         Forward Looking Statements

The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that the Private Securities Litigation Reform Act of 1995 subject to the safe-harbor provide such forward-looking statements. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth;
(2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the Internet advertising market; (4) growth expectations for new accounts; and (5) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain key sales leaders in the network marketing community; (4) the level of product technology and price competition for our flagship Commercial Builder product; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; and (6) other factors detailed in our filings with the Security and Exchange Commission.
 The Company cautions readers to review the cautionary statements set forth in this report and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 1. Financial Statements.

The following consolidated financial statements of eWorldMedia Holdings, are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.













                                     2


                         eWORLDMEDIA HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 2003 AND DECEMBER 31, 2002
                                (Unaudited)

                                                   March 31,   December 31,
                                                        2003           2002
                                                 ------------  ------------
                                   ASSETS
Current Assets
  Cash                                          $      1,666  $     40,924
  Employee Receivables                               190,569       157,742
  Prepaid Expenses                                     8,730           650
  Lease Deposits                                       5,775         5,775
                                                 ------------  ------------
     Total Current Assets                            206,740       205,091

Other Assets
  License Rights                                     174,640        73,750
  Accumulated Amortization                           (17,363)      (11,143)
                                                 ------------  ------------
     Total Other Assets                              157,277        62,607
                                                 ------------  ------------
     TOTAL ASSETS                               $    364,017  $    267,698
                                                 ============  ============

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
  Accounts Payable                              $    157,026  $    130,955
  Commissions Payable                                164,389       178,629
  Accrued Expenses                                   300,613       251,850
  Notes Payable                                      150,426        55,000
  Interest on Notes Payable                              559           559
  Accrued Vacation                                    18,351        11,554
                                                 ------------  ------------
     Total Current Liabilities                       791,364       628,547

Stockholder's Equity
  Common Stock, 100,000,000 Shares Authorized
     at $.001 Par Value                               17,792        14,006
  Additional Paid-In-Capital1,667,706 1,212,042
  Accumulated Deficit                             (1,992,195)   (1,537,497)
  Less: Subscriptions Receivable                    (120,650)      (49,400)
                                                 ------------  ------------
     Total Stockholder's Equity                     (427,347)     (360,849)
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY $    364,017  $    267,698
                                                 ============  ============







           The notes to consolidated financial statements are an
                      integral part of this statement.

                                     3
                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (Unaudited)

                                                   March 31,     March 31,
                                                     2003          2002
                                                 ------------  ------------
Sales Revenue
  Sales (Net)                                   $     64,827  $    296,516

Cost of Goods Sold                                    38,754        25,112
                                                 ------------  ------------
  Gross Profit                                        26,073       271,404

Selling, General and Administrative Expenses
  Amortization and Depreciation                        6,220             0
  Consulting Fees                                    121,610       131,495
  General & Administration                            95,367        85,545
  Professional Fees                                   44,670        43,310
  Rent                                                21,770         4,058
  Salaries and Wages                                 151,600        93,500
  Sales Commissions                                   39,534       126,016
                                                 ------------  ------------
     Total Selling, General &
     Administrative Expenses                         480,771       483,924
                                                 ------------  ------------
Net Income (Loss) for the Period                    (454,698)     (212,520)
                                                 ============  ============
(Loss) per Common Share                         $      (0.02) $      (0.03)


























           The notes to consolidated financial statements are an
                      integral part of this statement.

                                     4

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (Unaudited)

                                                        March 31,     March 31,
                                                          2003          2002
                                                      ------------  ------------
Cash Flows From Operating Activities
  Net Income (Loss)                                  $   (454,699) $   (212,520)
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities;
     Stock Issued for Services                            116,074             0
  (Increase) Decrease in Prepaid Expenses                  (8,080)            0
  (Increase) Decrease in Employee Receivables             (32,827)            0
  (Increase) Decrease in Lease Deposits                         0        (4,340)
  Increase (Decrease) in Commissions Payable              (14,240)            0
  Increase (Decrease) in Accrued Expenses                  48,763        38,816
  Increase (Decrease) in Accrued Vacation                   6,797             0
  Increase (Decrease) in Accounts Payable                  26,071             0
                                                      ------------  ------------
     Net Cash Provided by Operating Activities           (312,141)     (178,044)

Cash Flows From Investing Activities
  Acquisition of Licensing Agreement                      (94,670)      (15,400)
  Organization Costs                                            0        (2,085)
                                                      ------------  ------------
     Net Cash Provided by Investing Activities            (94,670)      (17,485)

Cash Flows From Financing Activities
  Net Proceeds from Notes Payable                          95,426        68,000
  Net Proceeds from the Issuance of Common Stock          272,126       140,000
  Net Cash Provided by Financing Activities               367,552       208,000
                                                      ------------  ------------
     Net Increase (Decrease) in
     Cash During the Period                               (39,259)       12,471

     Cash, Beginning of the Period                         40,925         6,363
                                                      ------------  ------------
     Cash, End of the Period                         $      1,666  $     18,834
                                                      ============  ============
















           The notes to consolidated financial statements are an
                      integral part of this statement.

                                     5

                         eWORLDMEDIA HOLDINGS, INC.
                 Notes to Financial Statements (Unaudited)
                  Three-Month Period Ended March 31, 2003

1.   General
     -------
     We are a network marketing company that sells various Internet related products worldwide that support home based businesses and entrepreneurs, as well as small to medium sized businesses. Our products are marketed predominantly through a network marketing system. This system enables our independent distributors to earn profits by selling eWorldMedia products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where we operate, entitling the sponsors to receive royalty overrides (cash incentives, including commissions and bonuses) on product sales within their downline organizations.

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

     History and Organization
     ------------------------
     eWorldMedia Holdings, Inc. (formerly Tropical Leisure Resorts, Inc.)
had been an inactive shell company since approximately 1991.   It had no
current business operations and no source of revenues. Upon completion and closing of the Stock-For-Stock Exchange Agreement, the present operations of eWorldMedia, Inc. (the private entity) became the consolidated operations of the Public Company and the management of eWorldMedia, Inc. became the management of the Public Company.

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

     Stock-For Stock Exchange
     ------------------------
     In contemplation of the closing of the reverse acquisition transaction with eWorldMedia, Inc., the Public Company changed its name to "eWorldMedia Holdings, Inc." eWorldMedia Holdings, Inc., formerly known as Tropical Leisure Resorts, Inc., (the "Public Company") issued shares of the Public Company's Common Stock in exchange for the shares of Common Stock of eWorldMedia, Inc. ("EWM") pursuant to the terms and conditions of a Stock-For-Stock Exchange Agreement (the "Exchange Agreement") dated November 1, 2002, between the parties (the "Exchange Offer"). The closing of the Exchange Agreement took place on December 31, 2002.
                                     6

2.   Significant Accounting Policies
     -------------------------------
     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002. The financial statements as of March 31, 2003 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The Company has incurred substantial losses from continuing operations; sustained substantial operating cash outflows, has a working capital deficit and at March 31, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

     Management believes that such working capital deficit; losses and negative operating cash flows will be positively addressed by the subsequent events disclosed within these financial statements as of March 31, 2003 and 2002 and the three-month periods then ended.

     Revenue Recognition
     -------------------
     Sales revenue is earned on the purchase of our products on our web site. Revenues are recognized when the funds have been received for the products sold.

     Income (Loss) Per Share
     -----------------------
     Basic income (loss) per share is based on the weighted average number of common shares outstanding.

3.   Litigation
     ----------
     The Company is a party to consultant/vendor related litigation as discussed in Part II, Item 1 below. This action is to enforce the collection of the balance due of $28,426 for a promissory note. We have properly carried this liability on the financial statements since the note's inception in February 2002.

4.   Notes Payable
     -------------
     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and executive vice president for a period of one year with an interest rate of 10% per annum. As of March 31, 2003, the total balance due is $10,243, which includes $10,000 of principle and $243 of accrued interest.

     On January 10, 2003, the Company repaid a portion of the existing promissory with First Reserve Corporation. The amount paid was $28,574. As of March 31, 2003, the total balance due is $28,426, which includes $27,500 of principle and $926 of accrued interest.

     On January 10, 2003, the Company executed a promissory note for $10,000 with a vendor of the Company, for a period of thirty days with an interest rate of 10% per annum. The note was extended until March 31, 2003 and was repaid in full on April 4, 2003. On March 21, 2003 the Company issued 18,000 shares of restricted common stock in lieu of the extension and related interest expense of $360. However, as of March 31, 2003, the total balance due is $10,000.

     On January 24, 2003, the Company executed a promissory note for $17,500 with an independent sales representative for the Company, for a period of thirty days. The note was extended until March 31, 2003. The Company issued 115,000 shares of restricted common stock in lieu of the extension and related interest expense of $2,300. However, as of March 31, 2003, the total balance due is $17,500.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of March 31, 2003, the total balance due is $4,555, which includes $4,500 of principle and $55 of accrued interest.

     On February 11, 2003, the Company executed a promissory note for $10,000 with an independent sales representative for the Company, for a period of thirty days with an interest rate of 10% per annum. The note was extended until March 31, 2003 and was repaid in full on April 4, 2003. The Company issued 15,000 shares of restricted common stock in lieu of the extension and related interest expense of $300. However, as of March 31, 2003, the total balance due is $10,000.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent sales representative for the Company. The note is to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. As of March 31, 2003, the total balance due is $50,513, which includes $50,000 of principle and $513 of accrued interest.

     On March 10, 2003, the Company executed a promissory note for $5,000 with an independent sales representative for the Company, for a period of thirty days with an interest rate of 10% per annum. As of March 31, 2003, the total balance due is $5,028, which includes $5,000 of principle and $28 of accrued interest.

     On March 24, 2003, the Company executed a promissory note for $15,000 with an independent sales representative for the Company, for a period of thirty days with an interest rate of 10% per annum. As of March 31, 2003, the total balance due is $15,028, which includes $15,000 of principle and $28 of accrued interest.

5.   Other Assets
     ------------
     During the three months period ended March 31, 2003, the Company entered into a Software Licensing Agreement for the development and monthly maintenance of our commissioning payment system. The total purchase price was $100,000, of which the Company paid $40,000 cash and issued 75,000 shares of common stock valued at $60,000. (These shares are included in Part II - Other Information - Item 2. Changes in Securities - Stock for Consulting and Vending Services).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Critical Accounting Policies
     ----------------------------
     The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in the Notes to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has not adopted any significant new accounting policies during the three-month period ended March 31, 2003.

     Forward Looking Statements
     --------------------------
     Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

A.   Results of Operations:
     ----------------------
Three-Month Period Ended March 31, 2003 Compared to the Three-Month Period Ended March 31, 2002

     Net Revenues. Total net revenues from operations decreased to $64,827 for the three-month period ended March 31, 2003 from $296,516 for the three-month period ended March 31, 2002. This decrease was directly attributable to the implementation and conversion of our new, state-of-the-art sales commissioning and payment system. We had to procure this new software system and have it custom programmed to address our intricate commissioning needs. This process was launched during January 2003 and the system was not fully functioning until the end of April 2003. As a result of this longer than anticipated downtime, our sales force of independent agents were not very active in acquiring new customers.

     Cost of Revenues. The costs of revenues are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. For the three-month period ended March 31, 2003, we incurred $38,754 as cost of revenues as compared to the $25,112 in costs incurred for the three-month period ended March 31, 2002. The costs associated with our genealogy and Internet hosting services contain a fixed monthly portion that we incur regardless of sales activity and even though our sales volume was low for the three-months ended during March 31, 2003 we incurred certain fixed monthly charges. Also, costs for the three-month period ended March 31, 2002 did not include any product support fees because the commercial builder system was still in the development stage.

     Gross Margin. Our gross margin for the three-month period ended March 31, 2003 totaled 40.2% compared to the gross margin of 91.5% for the three-month period ended March 31, 2002 stemming from the costs of revenue issues as described above.

     General and Administrative Expenses. During the three-month period ended March 31, 2003, we incurred $480,771 in general and administrative expenses, of which $151,600 was associated with salary and wages, $121,610 was associated with consulting fees and $44,670 was related to professional (legal and accounting) fees and $39,534 was associated with commissions paid to the sales force. These costs for the period were down slightly from the $483,924 in general and administrative expenses incurred during the three-month period ended March 31, 2002. The expenses for this period included $126,016 paid as sales commissions, $131,495 paid as consulting fees, $93,500 paid as salary and wages and $43,310 incurred as professional fees.

     Net Loss. Our net loss for the three-month period ended March 31, 2003 was $(454,698) compared with net loss of $(212,520) for the three-month period ended March 31, 2002. For the three-month period ended March 31, 2003, net loss per common share, basic and diluted, was $(.02) per share. For the three-month period ended March 31, 2002, net loss per common share, basic and diluted, was $(.03) per share.

B.   Liquidity and Capital Resources
     -------------------------------
     The Company has incurred substantial losses from continuing operations; sustained substantial operating cash outflows, has a working capital deficit and at March 31, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

     We financed our operations during fiscal year 2002 through revenues generated from operations and from the sale by the Company of our Common Stock pursuant to Regulation D, Rule 504. As of March 31, 2003, our principal sources of liquidity consisted of cash of $1,666. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

     Going Concern.
     --------------
     Our financial statement audit for the period ended December 31, 2002 expressed substantial doubt as to our ability to continue as a going concern. We have incurred net operating losses since inception. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this
uncertainty.   We expect to incur losses as we expand our business and we will require additional funding during 2003.

     Therefore, our ability to continue in business as a going concern depends upon our continuing ability to sell our products, to generate franchise and licensing fees from the potential sales of our technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that we may enact will enable us to meet our working capital requirements.

C.   Inflation
     ---------
     The Company believes that inflation does not significantly impact its current operations.


Item 3.   Controls and Procedures
          -----------------------
     The Chief Executive Officer and Chief Financial Officer of the Company have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls; subsequent to the date they completed their evaluation.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------
     The Company is a party to consultant/vendor related litigation. First Reserve Corporation filed a lawsuit on April 4, 2003, in the State of California. The action is to enforce the collection of the balance due of $28,426 for a promissory note dated February 25, as amended. We have historically recognized this liability on the financial statements since the note's inception and acknowledge the balance due. Our CEO, Ron Touchard and our EVP, Henning Morales have personally guaranteed this liability and are also named on the complaint.

Item 2. Changes in Securities.

     Recent Sales of Unregistered Securities
     ---------------------------------------
     During the three-month period ended March 31, 2003, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses, founders and employment agreement bonuses, consulting and vendor services, and interest costs associated with short-term debt. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form, that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

     Regulation D, Rule 506 Offering
     -------------------------------
     During the three-month period ended March 31, 2003, we sold 495,100 shares in a private offering in accordance to Section 3(b) or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 504 and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $247,550. Of the proceeds received, we paid cash finder's fees of $11,099 and we authorized the issuance of 37,000 shares of restricted common stock valued at $740 to two entities as the non-cash portion of finder's fees associated with our private offering.

     At March 31, 2003 a total of 165,000 shares of the private offering had not yet been paid for. The related $82,500 has been reclassified as subscriptions receivable within the equity section of the consolidated balance sheet.

     Stock for Sales Performance Bonuses
     -----------------------------------
     During the three-month period ended March 31, 2003, we issued restricted common stock totaling 245,000 shares as sales performance bonuses to fourteen key independent sales representatives, all of whom were existing shareholders. The non-cash compensation expense associated with these issuances totaled $4,900. The shares were issued in accordance with
Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

     Stock for Employment Agreement Bonuses
     --------------------------------------
     In an effort to maintain a positive working environment and to retain key individuals, during the three-month period ended March 31, 2003, we issued to three key employees 730,000 shares of restricted common stock as bonuses per certain employment agreements. The non-cash compensation cost for the Company totaled $14,600. The shares were issued in accordance with
Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as founders or employment agreement bonuses; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired;
(4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

     Stock for Consulting and Vendor Services
     ----------------------------------------
     During the three-month period ended March 31, 2003, we reimbursed attorneys, consultants, vendors and other professional fees and costs with our restricted common stock. We issued 1,948,700 shares of stock for a total value of $116,674 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock in lieu of consulting and vendor services; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

     Stock for Interest Costs of Short Term Debt
     -------------------------------------------
     During the three-month period ended March 31, 2003, we issued 303,000 shares of restricted stock priced at $0.02 for the extensions of time to pay certain promissory notes along with related interest costs. The costs associated with such issuances totaled $6,060. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuance was to a small, select group of note holders, in isolated private transactions by the Company, which did not involve a public offering; (2) there was only five offerees who were issued the Company's stock in lieu of such interest cost of short term debt; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submissions of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 99.1: Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Exhibit 99.2: Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (c) Reports on Form 8-K:

     On January 8, 2003, we filed a Report on Form 8-K relating to our press release announcing the closing of the Stock-for-Stock Exchange Agreement. The filing represented disclosure requirements pursuant to Regulation FD, and is hereby incorporated by reference.

     On January 21, 2003, we filed a Report on Form 8-K relating to our closing of the Stock-for-Stock Exchange Agreement and the resulting change in control of the registrant, and is hereby incorporated by reference.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         eWorldMedia Holdings, Inc.
                                (Registrant)



Date: May 20, 2003            By /S/ Ronald C. Touchard
                              -------------------------------------
                              Ronald C. Touchard,
                              Chairman of the Board,
                              Chief Executive Officer

Date:  May 20, 2003           By /S/ Allen N. Kimble
                              -------------------------------------
                              Allen N. Kimble, Chief Financial Officer

                               CERTIFICATION
                                     OF
                          CHIEF EXECUTIVE OFFICER
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                          RULES 13a-14 AND 15d-14
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eWorldMedia Holdings, Inc. (the "Company") on Form 10-QSB for the three-month period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Touchard, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the Report;

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in
order to make the statements made, in light of the circumstances   under
which such statements were made, not misleading;

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)  I and the other certifying officers of the Company:

     a. Are responsible for establishing and maintaining disclosure controls and procedures for the Company;
     b. Have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
     c. Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
     d. Have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting), which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ronald Touchard
-----------------------------
Ronald Touchard,
Chief Executive Officer
May 20, 2003

                               CERTIFICATION
                                     OF
                          CHIEF EXECUTIVE OFFICER
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                          RULES 13a-14 AND 15d-14
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eWorldMedia Holdings, Inc. (the "Company") on Form 10-QSB for the three-month period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen Kimble, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the Report;

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in
order to make the statements made, in light of the circumstances   under
which such statements were made, not misleading;

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)  I and the other certifying officers of the Company:

     a. Are responsible for establishing and maintaining disclosure controls and procedures for the Company;
     b. Have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
     c. Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
     d. Have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting), which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Allen Kimble
-----------------------------
Allen Kimble,
Chief Financial Officer
May 20, 2003