Form 10QSB
period 2003-06-30
EWORLDMEDIA HOLDINGS INC
filed 2003-08-15
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

|_|  Transition Report Under Section 13 or 15(d) of the Securities
     Exchange Act

                       Commission File Number 0-14047


                         eWorldMedia Holdings, Inc.
                        ---------------------------
     (Exact name of small business issuer as specified in its charter)


          Nevada                                            04-2392188
---------------------------------          --------------------------------
(State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

  610 Newport Center Drive, Suite 210,
          Newport Beach, CA                                         92660
--------------------------------------                            ---------
(Address of principal executive offices)                         (Zip Code)

                 Issuer's Telephone Number: (949) 718-0999

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of August 9, 2003 was 20,610,200.


 Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         eWORLDMEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS

                                                                      Page
                                                                      No.

Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets at June 30, 2003
     and December 31, 2002                                             4

  Condensed Consolidated Statements of Operations for the
     three and six months ended June 30, 2003 and 2002                 5

  Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2003 and 2002                               6

  Notes to the Condensed Consolidated Financial Statements             7

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                           12

Item 3. Quantitative and Qualitative Disclosures About Market Risk    16

                         PART II. Other Information

Item 1. Legal Proceedings                                             16

Item 2. Changes in Securities and Use of Proceeds                     17

Item 3. Defaults Upon Senior Securities                               18

Item 4. Submission of Matters to a Vote of Security Holders           18

Item 5. Other Information                                             18

Item 6. Exhibit and Reports on Form 8-K                               18

Signatures                                                            19

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

ITEM 1. FINANCIAL STATEMENTS.

The following consolidated financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

                                     4


                        eWorld Media Holdings, Inc.
                         Consolidated Balance Sheet

                                                   June 30,    December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                                   ASSETS

Current Assets
--------------
 Cash                                           $       -     $     40,924
 Employee Receivables                                165,403       157,742
 Prepaid Expenses                                     28,833           650
 Lease Deposits                                        5,775         5,775
                                                 ------------  ------------
  Total Current Assets                               200,011       205,091

Fixed Assets
------------
 Furniture & Equipment, Net                           28,975         -
                                                 ------------  ------------
  Total Fixed Assets                                  28,975         -

Other Assets
------------
 License Rights                                      173,750        73,750
 Accumulated Amortization                            (30,951)      (11,143)
                                                 ------------  ------------
  Total Other Assets                                 142,799        62,607
                                                 ------------  ------------
  TOTAL ASSETS                                  $    371,785  $    267,698
                                                 ============  ============



                                 Continued
                                     5

                        eWorld Media Holdings, Inc.
                         Consolidated Balance Sheet

                                                   June 30,    December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable                               $    137,189  $    130,955
 Commissions Payable                                 142,389       178,629
 Accrued Expenses                                    362,852       251,850
 Notes Payable - Related Party                       106,576        55,000
 Interest on Notes Payable                             3,542           559
 Accrued Vacation                                     25,147        11,554
                                                 ------------  ------------
  Total Current Liabilities                          777,695       628,547

Stockholders' Equity
--------------------
 Common Stock Total 100,000,000 Shares
  Authorized at $.001 Par Value;
  20,658,000 and 14,006,000 Shares Issued
  and Outstanding                                     20,657        14,006
 Additional Paid-in-Capital                        2,253,433     1,212,042
 Accumulated Deficit                              (2,556,556)   (1,537,497)
 Less: Subscriptions Receivable                     (123,444)      (49,400)
                                                 ------------  ------------
  Total Stockholders' Equity (Deficit)              (405,910)     (360,849)
                                                 ------------  ------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $    371,785  $    267,698
                                                 ============  ============


               See accompanying notes to financial statements

                                     6


                        eWorld Media Holdings, Inc.
                    Consolidated Statement of Operations
                                (Unaudited)

                                      For the Three                For the Six
                                   Months Periods Ended        Months Periods Ended
                                  June 30,      June 30,      June 30,      June 30,
                                    2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Sales Revenue
-------------
 Sales (Net)                   $    69,045   $   170,539  $    133,871  $    467,055
                               ------------  ------------  ------------  ------------
 Cost of Goods Sold                 10,191        27,669        48,945        52,781
                               ------------  ------------  ------------  ------------

  Gross Profit on Sales             58,854       142,870        84,926       414,274

Selling, General &
Administrative Expenses
-----------------------
 Amortization & Depreciation        14,478          -           20,698          -
 Consulting Fees                    57,200       171,151       178,810       302,646
 General & Administrative          266,173        78,193       367,665       155,464
 Professional Fees                  15,599         2,000        60,269        45,310
 Rent                               26,862        15,838        48,631        19,441
 Salaries & Wages                  181,628       150,589       327,105       252,510
 Sales Commissions                  50,784        93,926        90,318       219,943
                               ------------  ------------  ------------  ------------
  Total Selling, General &
  Administrative Expenses          612,724       511,697     1,093,496       995,314
                               ------------  ------------  ------------  ------------
  Total Income (Loss)
  from Operations                 (553,870)     (368,827)   (1,008,570)     (581,040)

Other Expenses and Losses
-------------------------
 Interest Expense                  (10,493)         (580)      (10,493)         (886)
                               ------------  ------------  ------------  ------------
  Total Other Expenses
  and Losses                       (10,493)         (580)      (10,493)         (886)
                               ------------  ------------  ------------  ------------
  Net Income (Loss) for
  the Period                   $  (564,363)  $  (369,407) $ (1,019,063) $   (581,926)
                               ============  ============  ============  ============
  (Loss) per Common Share      $     (0.03)  $     (0.30) $      (0.06) $      (0.47)

  Weighted Average
  Outstanding Shares            19,624,300     1,246,500    17,550,300     1,246,500


               See accompanying notes to financial statements
                                     7


                        eWorld Media Holdings, Inc.
                    Consolidated Statement of Cash Flows
                                (Unaudited)
                   For the Six Months Ended June 30, 2003

                                                        June 30,      June 30,
                                                          2003          2002
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                   $ (1,019,062) $   (581,927)
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities;
   Depreciation and Amortization                           20,698          -
   Stock Issued for Services                              340,026       139,700
   (Increase) Decrease in Employee Receivables             (7,661)         -
   (Increase) Decrease in Prepaid Expenses                (28,183)       (4,340)
   Increase (Decrease) in Commissions Payable             (36,240)       30,027
   Increase (Decrease) in Accrued Vacation                 13,593          -
   Increase (Decrease) in Accrued Expenses                111,002          -
   Increase (Decrease) in Accounts Payable                  6,234        91,724
   Increase (Decrease) in Interest on Notes Payable         2,983          -
                                                      ------------  ------------
   Net Cash Provided by Operating Activities             (596,610)     (324,816)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Furniture and Equipment                      (28,975)       (1,850)
 Acquisition of Licensing Agreement                      (100,890)      (39,000)
 Organization Costs                                          -           (2,085)
                                                      ------------  ------------
  Net Cash Provided by Investing Activities              (129,865)      (42,935)

Cash Flows from Financing Activities
------------------------------------
 Net Proceeds from Notes Payable                           51,576        73,000
 Proceeds from Issuance of Common Stock                   633,974       325,800
                                                      ------------  ------------
   Net Cash Provided by Financing Activities              685,550       398,800
                                                      ------------  ------------
   Increase (Decrease) Cash During Period                 (40,925)       31,049

   Cash, Beginning of Period                               40,925         6,363
                                                      ------------  ------------
   Cash, End of Period                               $       -     $     37,412
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                           $       -     $       -
  Income Taxes                                               -             -


              See accompanying notes to financial statements.
                                     8

                        eWorld Media Holdings, Inc.
                       Notes to Financial Statements
                               June 30, 2003

1 .  Statement Preparation

Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 2003 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.

The financial statements for the six months ended June 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.   General

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

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations and its cash flows for the three-month and six month periods ended June 30, 2003 and 2002. The financial statements as of June 30, 2003 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The Company has incurred substantial losses from continuing operations; sustained substantial operating cash outflows, has a working capital deficit and at June 30, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

     Management believes that such working capital deficit; losses and negative operating cash flows will be positively addressed by the subsequent events disclosed within these financial statements as of June 30, 2003 and the three-month and six-month periods then ended.

     Revenue Recognition
     -------------------
     Sales revenue is earned on the purchase of our products on our web site. Revenues are recognized when the funds have been received for the products sold.

     Income (Loss) Per Share
     -----------------------
     Basic income (loss) per share is based on the weighted average number of common shares outstanding.

4.   Litigation

     The Company is a party to consultant/vendor related litigation as discussed in Part II, Item 1 below. This action is to enforce the collection of the balance due of $28,426 for a promissory note. We have properly carried this liability on the financial statements since the note's inception in February 2002.

5.   Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and executive vice president for a period of one year with an interest rate of 10% per annum. As of June 30, 2003, the total balance due is $10,500, which includes $10,000 of principle and $500 of accrued interest.

     On January 10, 2003, the Company repaid a portion of the existing promissory with First Reserve Corporation. The amount paid was $28,574. As of June 30, 2003, the total balance due is $28,426, which includes $27,500 of principle and $926 of accrued interest.

     On January 10, 2003, the Company executed a promissory note for $10,000 with a vendor of the Company, for a period of thirty days an interest rate of 10% per annum. The note was extended until March 31, 2003 and was repaid in full on April 4, 2003. On March 21, 2003 the Company issued 18,000 shares of restricted common stock in lieu of the extension and related interest expense of $360.

     On January 24, 2003, the Company executed a promissory note for $17,500 with an independent sales representative for the Company, for a period of thirty days. The note was extended until March 31, 2003. The Company issued 115,000 shares of restricted common stock in lieu of the extension and related interest expense of $2,300. The Company repaid $10,800 on April 5, 2003 and as of June 30, 2003; the total balance due is $6,700.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of June 30, 2003, the total balance due is $4,668, which includes $4,500 of principle and $168 of accrued interest.

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

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note is to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of June 30, 2003, the total balance due was $44,208.21, which includes $42,500 of principle and $1,708.21 of accrued interest. As of the date of this report filing, the Company is in negotiation with the lender to work out a payment plan.

     On March 10, 2003, the Company executed a promissory note for $5,000 with an independent sales representative for the Company, for a period of thirty days with an interest rate of 10% per annum. On April 1, 2003, the note was converted into 10,000 shares of restricted common stock as part of the Company's private offering.

     On March 24, 2003, the Company executed a promissory note for $15,000 with an independent sales representative for the Company, for a period of thirty days with an interest rate of 10% per annum. On April 4, 2003, the Company repaid $5,000 and converted the balance of $10,000 into 20,000 shares of restricted common stock as part of the Company's private offering.

     On June 1, 2003, the Company executed a promissory note for $14,449.82 with the prior legal counsel for the Company, for a period of ninety days with an interest rate of 1.5% per calendar month. The note contained installment provisions with $5,000 due and payable on June 30, 2003, and July 31, 2003 and the remaining balance due and payable on August 31, 2003. As of the date of this report, the initial two installments have not been made and the note is currently in default.

6.   Subsequent Events

     On July 16, 2003 the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMail Commercial Builder System. The purchase price was $40,000 which the Company paid with cash. The Company simultaneously was granted the exclusive right to use all patents covering the eWorldMail messaging, advertising and delivery system in perpetuity, with no continued or future royalty or license fees. Prior to this purchase, the Company already owned the intellectual rights of the templated eWorldMail Commercial Builder system through a contractual agreement with its developer, Avalon Digital, Inc. However, the acquisition resulted in the Company retaining the outright ownership of the entire system and related technology.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Critical Accounting Policies
     ----------------------------
     The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in the Notes to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has not adopted any significant new accounting policies during the six-month period ended June 30, 2003.

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

     Results of Operations:

     Net Revenues.
     -------------
     Total sales revenues were $69 thousand, $171 thousand, $134 thousand and $467 thousand for the three and six months ended June 30, 2003 and 2002, respectively. Net revenues decreased for both the quarter and year-to-date 2003 primarily due to down time and delay in completing the implementation of our new genealogy system. Sales activity was slowed dramatically during the development of the genealogy system, which includes commissioning tracking, calculations and payment. However, the system was completed and fully implemented during the first part of May 2003.

     Cost of Revenues.
     -----------------
     The costs of revenues are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. Total cost of revenues was $10 thousand and $28 thousand for the three months ended June 30, 2003 and 2002, representing approximately 14.5% and 16.3% of total revenues, respectively. Total cost of revenues was $49 thousand and $52 thousand for the six months ended June 30, 2003 and 2002, representing approximately 36.5% and 11.3% of total revenues, respectively. The decrease in cost of revenues for the three month period for June 30, 2003, as compared to the similar period for 2002, is primarily related to the declined sales efforts due to the genealogy system delay, and, in part, from cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system. The increase in cost of revenues as a percentage of revenue for the six month period ended June 30, 2003, as compared to the similar period for 2002, is primarily related to the minimum monthly fixed costs associated with the hosting and support services that were incurred even though there was minimal revenue generated.

     Gross Margin
     ------------
     Our gross margin for the three-month period ended June 30, 2003 totaled 85.5% compared to the gross margin of 83.6% for the three-month period ended June 30, 2002. For the six-month period ended June 30, 2003 and 2002, our gross margin was 63.4% and 88.6% respectively. The slightly higher gross margin for the three months ended June 30, 2003 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system. The decline in gross margin for the six month period ended June 30, 2003, as compared to the similar period for 2002 was attributable to the minimal sales volume during the first four and one-half months along with the on-going fixed portion of hosting and service fees as mention in the costs of revenue issues as described above.

     Selling, General and Administrative Expenses.
     ---------------------------------------------
     Selling, general and administrative expenses were $613 thousand and $512 thousand for the three months ended June 30, 2003 and 2002, respectively. General and administrative expenses were $1.1 million and $995 thousand for the six months ended June 30, 2003 and 2002, respectively.

     During the three-month period ended June 30, 2003, we incurred $612,724 in selling, general and administrative expenses, of which $181,628 was associated with salary and wages, $125,862 was incurred for promotional meetings, including leadership airfare and lodging, $57,200 was associated with consulting fees, $50,784 was associated with commissions paid to the sales force, $26,862 was related to rent costs, and $26,400 was related to other incidental travel costs. These costs for the period were $101,027 higher from the $511,697 in selling, general and administrative expenses incurred during the three-month period ended June 30, 2002. The expenses for this period included $93,926 paid as sales commissions, $171,151 paid as consulting fees, $150,589 paid as salary and wages and $25,952 incurred as travel costs. The overall increase in costs for the three months ended 2003 was mainly attributable to the large amount of expenditures for promotional meetings. During the second quarter of 2003, the Company undertook a program to expand its independent representative sales force by hosting a series of weekly conventions and opportunity meetings with several hundred network marketing sales leaders. These leaders were brought in from around the country and attended the two-three day meetings and workshops. The company bore all costs to include airfare, hotel and meeting room accommodations. Another component of the overall increase in costs were associated with an increase of $31,039 in salary and wages, which stemmed from three additional employees on payroll for the period as compared to the similar period for 2002. The net increase was offset somewhat with a decline in consulting fees and sales commissions.

     During the six-month period ended June 30, 2003, we incurred $1,093,496 in selling, general and administrative expenses, of which $327,105 was associated with salary and wages, $136,003 was incurred for promotional meetings, including leadership airfare and lodging, $178,810 was associated with consulting fees, $90,318 was associated with commissions paid to the sales force, $62,950 was incurred for marketing material, $60,269 was paid as professional fees (legal and accounting), $48,631 was related to rent costs, and $44,157 was related to other incidental travel costs. These costs for the period were $98,182 higher from the $995,314 in selling, general and administrative expenses incurred during the six-month period ended June 30, 2002. The expenses for this period included $219,943 paid as sales commissions, $302,646 paid as consulting fees, $252,510 paid as salary and wages and $28,532 was incurred as promotional meeting costs. The overall increase in costs for the six months ended 2003 again, was mainly attributable to the large amount of expenditures for promotional meetings, as discussed above, as well as the increase of $74,595 in salary and wages, which stemmed from three additional employees on payroll for the period as compared to the similar period for 2002.

     Net Loss.
     ---------
     Our net loss for the three-month period ended June 30, 2003 was $(564,363) compared with net loss of $(369,407) for the three-month period ended June 30, 2002. For the three-month period ended June 30, 2003, net loss per common share, basic and diluted, was $(0.03) per share. For the three-month period ended June 30, 2002, net loss per common share, basic and diluted, was $(0.30) per share. The decrease in negative earning per share for the three months ended June 30, 2003 was the result of having approximately 18.37 million more shares outstanding.

     For the six-month period ended June 30, 2003, our net loss totaled $(1,019,063) compared with net loss of $(581,926) for the six-month period ended June 30, 2002. This represented a net loss per common share, basic and diluted, of $(0.06) and $(0.47) per share, respectively. Again, the decrease in negative earning per share for the six months ended June 30, 2003 was the result of having approximately 16.3 million more shares outstanding on a weighted average basis.

     Liquidity and Capital Resources
     -------------------------------
     The Company has incurred substantial losses from continuing operations; sustained substantial operating cash outflows, has a working capital deficit and at June 30, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

     Net cash used by operating activities of $(596,610) for the six months ended June 30, 2003 included a net loss of $(1,019,062) which was offset mainly by common stock that was issued for services for $340,026 and an increase in accounts payable of 120,219. Net cash used by operating activities of $(324,816) for the six months ended June 30, 2002 included a net loss of $(581,927), offset by the issuance of common stock for services of $139,700 and an increase in accounts payable of $91,724.

     Net cash used by investing activities of $(129,865) for the six months ended June 30, 2003 was primarily attributable to the acquisition and licensing of our genealogy and commission payment system and the purchase of office furniture and equipment. Net cash used by investing activities of $(42,935) for the six months ended June 30, 2002 was primarily attributable to the acquisition of the intellectual property rights of our commercial builder system.

     Cash provided by financing activities of $685,550 for the six months ended June 30, 2003 and $398,800 for the six months ended June 30, 2002, was due to the issuance of common stock through our private offering and short term borrowings.

     We financed our operations during fiscal year 2002 and the six months ended June 30, 2003 through revenues generated from operations, from short term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D, Rules 504 and 506. As of June 30, 2003, our principal sources of liquidity consisted of the potential sale of our restricted common stock. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

     1. Implementing certain marketing programs that will drive sales traffic to our websites and generate revenues, and expand our network marketing sales organization;
     2. Attempting to raise additional funds through the sale of equity securities to persons or entities that are not presently stockholders of the Company;
     3. Attempting to franchise or license our technology and proprietary rights to foreign countries, and;
     4. Reducing our present rate of expenditures; this might materially adversely affect the ability of us to market our products and services effectively.

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

Item 2. Changes in Securities.

     Recent Sales of Unregistered Securities

     During the three-month period ended June 30, 2003, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses, founders and employment agreement bonuses, consulting and vendor services, and interest costs associated with short-term debt. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form, that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

     Regulation D, Rule 506 Offering

     During the three-month period ended June 30, 2003, we sold 725,000 shares in a private offering in accordance to Section 3(b) or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 504 and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $362,500. Of the proceeds received, we paid cash finder's fees of $7,465 and we authorized the issuance of 16,000 shares of restricted common stock valued at $320 to three entities as the non-cash portion of finder's fees associated with our private offering.

     At June 30, 2003 a total of 235,900 shares of the private offering had not yet been paid for. The related $117,950 has been reclassified as subscriptions receivable within the equity section of the consolidated balance sheet.

     Stock for Sales Performance Bonuses
     -----------------------------------
     During the three-month period ended June 30, 2003, we issued restricted common stock totaling 790,000 shares as sales performance bonuses to two key employees and eight key independent sales representatives, all of whom were existing shareholders. The non-cash compensation expense associated with these issuances totaled $15,800. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

     Stock for Consulting and Vendor Services
     ----------------------------------------
     During the three-month period ended June 30, 2003, we reimbursed attorneys, consultants, vendors and other professional fees and costs with our restricted common stock. We issued 1,341,400 shares of stock for a total value of $206,900 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock in lieu of consulting and vendor services; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Submissions of Matters to a Vote of Security Holders.

            None.

Item 5. Other Information.

            None.

Item 6. Exhibits and Reports on Form 8-K.

     Exhibit 31.1: Certification of the Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2: Certification of the Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (c) Reports on Form 8-K:

                 None.





                                     18
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         eWorldMedia Holdings, Inc.
                                (Registrant)




Date: August 14, 2003                By /S/ Ronald C. Touchard
                                     ----------------------------------
                                     Ronald C. Touchard,
                                     Chairman of the Board,
                                     Chief Executive Officer

Date:  August 14, 2003               By Allen N. Kimble
                                     ----------------------------------
                                     Allen N. Kimble,
                                     Chief Financial Officer





                                     19