Form 10QSB
period 2003-09-30
EWORLDMEDIA HOLDINGS INC
filed 2003-11-14
CIK 355168

United States
                      Securities & Exchange Commission
                           Washington, D.C. 20549



                                Form 10-QSB


[X] Quarterly Report Under Section 31 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[_]  Transition Report Under Section 13 or 15 (d) of the Securities
     Exchange Act


                        Commission File No. 0-14047



                         eWorldMedia Holdings, Inc.
     (Exact name of small business issuer as specified in its charter)



     Nevada                                                 04-2392188
(State or other jurisdiction               (IRS Employer Identification No)
 of incorporation or organization)


610 Newport Center Drive, Suite 210,
Newport Beach, CA                                                   92660
(Address of principal executive officer)                         (Zip Code)

                  Issuer's telephone Number (949) 718-0999


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of November 11, 2003 was 23,289,200.


   Transitional Small Business Disclosure Format (Check One) Yes [ ] [X]

                        eWORLD MEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS

                                                                      Page
                                                                       No.
                                                                     ------
Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheet at September 30, 2003
     and December 31, 2002                                             4

  Condensed Consolidated Statement of Operations for the
     three and nine months ended September 30, 2003 and 2002           5

  Condensed Consolidated Statement of Cash Flows for the nine
     months ended September 30, 2003 and 2002                          6

  Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                         15



                         PART II Other Information

Item 1. Legal Proceedings                                             15

Item 2. Changes in Securities and Use of Proceeds                     15

Item 3. Defaults Upon Senior Securities                               17

Item 4. Submission of Matters to a vote of Security Holders           17

Item 5. Other Information                                             17

Item 6. Exhibits and Reports on Form 8-K                              17

  Signatures                                                          18

                       PART 1 - FINANCIAL INFORMATION

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

Item 1. Financial Information

The following consolidated financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

                         eWORLDMEDIA HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET

                                                September 30,  December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS
Current Assets
  Cash                                          $     11,646  $     40,924
  Accounts Receivable                                 13,318             0
  Employee Receivable                                206,093       157,742
  Prepaid Expenses                                       650           650
  Lease Deposits                                      28,183         5,775
                                                 ------------  ------------
Total Current Assets                                 259,890       205,091

Fixed Assets
  Furniture & Equipment, Net                          61,299             0
                                                 ------------  ------------
Total Fixed Assets                                    61,299             0

Other Assets
  License Rights                                     287,140        73,750
  Accumulated Amortization                           (53,757)      (11,143)
                                                 ------------  ------------
Total Other Assets                                   233,383        62,607
                                                 ------------  ------------
TOTAL ASSETS                                    $    554,572  $    267,698
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                              $     35,148  $    130,955
  Commissions Payable                                153,556       178,629
  Accrued Expenses                                   393,181       251,850
  Notes Payable                                      131,450        55,000
  Interest on Notes Payable                           10,641           559
  Accrued Vacation                                    25,147        11,554
                                                 ------------  ------------
Total Current Liabilities                            749,123       628,547

Stockholders' Equity
  Common Stock, 100,000,000 Shares Authorized
    at $.001 Par Value                                22,890        14,006
  Additional Paid-In Capital                       3,032,997     1,212,042
  Accumulated Deficit                             (2,979,994)   (1,537,497)
  Less: Subscriptions Receivable                    (270,444)      (49,400)
                                                 ------------  ------------
Total Stockholders' Equity                          (194,551)     (360,849)
                                                 ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    554,572  $    267,698
                                                 ============  ============



            The Notes to Consolidated Financial Statements are
                    an integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                   Three Months Ended           Nine Months Ended
                                       September 30,              September 30,
                                   2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Sales Revenue

  Sales (Net)                  $   328,777   $   271,841  $    468,225  $    738,896

Cost of Goods Sold                  33,401        91,746        82,346       144,528
                               ------------  ------------  ------------  ------------
Gross Profit                       295,376       180,095       385,879       594,368

Selling, General &
Administrative Expenses
  Amortization & Depreciation       23,884         5,898        44,582         5,898
  Consulting Fees                   47,100       134,352       225,910       436,998
  General & Administrative         256,071       142,668       630,690       318,362
  Professional Fees                 18,468        33,136        78,738        78,445
  Rent                              11,183        19,945        59,814        39,386
  Salaries & Wages                 158,458       158,211       474,032       390,673
  Sales Commissions                197,062       183,771       287,379       403,714
                               ------------  ------------  ------------  ------------
  Total Selling, General &
  Administrative Expenses          712,226       677,981     1,801,145     1,673,476
                               ------------  ------------  ------------  ------------
  Total Income (Loss)
  from Operations                 (416,850)     (497,886)   (1,415,266)   (1,079,108)

Other Expenses and Losses
  Interest Expense                 (16,739)       (1,144)      (27,232)       (1,849)
                               ------------  ------------  ------------  ------------
  Total Other Expenses
  and Losses                       (16,739)       (1,144)      (27,232)       (1,849)
                               ------------  ------------  ------------  ------------
  Net Income (Loss)
  for the Period               $  (433,589)  $  (499,030) $ (1,442,498) $ (1,080,957)
                               ============  ============  ============  ============

(Loss) per Common Share        $     (0.02)  $     (0.05) $      (0.08) $      (0.13)

Weighted Average Outstanding
Shares                          21,438,200     9,771,500    18,739,300     8,096,500


            The Notes to Consolidated Financial Statements are
                    an integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended September 30,
                                                               2003          2002
                                                          ------------   ------------
Cash Flows from Operating Activities
  Net Income (Loss)                                       $ (1,442,498) $ (1,080,957)
  Adjustments to Reconcile Net (Loss)
  to Net Cash Provided by Operating Activities;
   Depreciation and Amortization                                44,582         5,410
   Stock Issued for Services                                   410,961       164,990
   (Increase) Decrease in Accounts Receivable                  (13,318)            0
   (Increase) Decrease in Prepaid Expenses                           0          (650)
   (Increase) Decrease in Employee Receivables                 (48,351)     (110,529)
   (Increase) Decrease in Other Receivables                          0       (12,461)
   (Increase) Decrease in Lease Deposits                       (22,408)       (3,200)
   Increase (Decrease) in Commissions Payable                  (25,073)      177,531
   Increase (Decrease) in Accrued Vacation                      13,593             0
   Increase (Decrease) in Accounts Payable                      55,606       302,334
                                                          ------------   ------------
     Net Cash Provided by Operating Activities              (1,026,906)     (557,532)

Cash Flows from Investing Activities
  Purchase of Furniture & Equipment                            (63,267)       (1,850)
  Acquisition of Intangible Assets                            (213,390)      (39,000)
  Organization Costs                                                 0        (1,807)
                                                          ------------   ------------
     Net Cash Provided by Investing Activities                (276,657)      (42,657)

Cash Flows from Financing Activities
  Net Proceeds from Notes Payable                               76,450        73,000
  Net Proceeds from the Issuance of Common Stock             1,197,834       535,635
                                                          ------------   ------------
     Net Cash Provided by Financing Activities               1,274,284       608,635
                                                          ------------   ------------
Net Increase (Decrease) in Cash During the Period              (29,279)        8,446
Cash, Beginning of the Period                                   40,925         6,363
                                                          ------------   ------------
Cash, End of the Period                                   $     11,646  $     14,809
                                                           ============  ============
Supplemental Cash Flow Information
  Interest                                                $     10,082  $          0
  Income Taxes                                                       0             0



            The Notes to Consolidated Financial Statements are
                    an integral part of this statement.

           Notes to Consolidated Financial Statements (Unaudited)
                             September 30, 2003

1.   General

     We are a network marketing company that sells various Internet related products worldwide that support home based businesses and entrepreneurs, as well as small to medium sized businesses. Our products are marketed predominantly through a network marketing system. This system enables our independent distributors to earn profits by selling eWorldMedia products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where we operate; entitling the sponsors to receive royalty overrides (cash incentives, including commissions and bonuses) on product sales within their downline organizations.

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

     Stock-For Stock Exchange

     In contemplation of the closing of the reverse acquisition transaction with eWorldMedia, Inc., the Public Company changed its name to "eWorldMedia Holdings, Inc." eWorldMedia Holdings, Inc., formerly known as Tropical Leisure Resorts, Inc., (the "Public Company") issued shares of the Public Company's Common Stock in exchange for the shares of Common Stock of eWorldMedia, Inc. ("EWM") pursuant to the terms and conditions of a Stock-For-Stock Exchange Agreement (the "Exchange Agreement") dated November 1, 2002, between the parties (the "Exchange Offer"). The closing of the Exchange Agreement took place on December 31, 2002.
                                     7

2.   Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and its cash flows for the three-month and nine month periods ended September 30, 2003 and 2002. The financial statements as of September 30, 2003 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The Company has incurred substantial losses from continuing operations; sustained substantial operating cash outflows, has a working capital deficit and at September 30, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

     Management believes that such working capital deficit; losses and negative operating cash flows will be positively addressed by the subsequent events disclosed within these financial statements as of September 30, 2003 and the three-month and nine-month periods then ended.

     Revenue Recognition

     Sales revenue is earned on the purchase of our products on our web site. Revenues are recognized when the funds have been received for the products sold.

     Income (Loss) Per Share

     Basic income (loss) per share is based on the weighted average number of common shares outstanding.

3.   Litigation

     The Company is a party to consultant/vendor related litigation as discussed in Part II, Item 1 below. This action is to enforce the collection of the balance due of $14,450 for a promissory note. We have properly carried this liability on the financial statements since the note's inception in June 2003.

4.   Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and executive vice president for a period of one year with an interest rate of 10% per annum. As of September 30, 2003, the total balance due is $10,750, which includes $10,000 of principle and $750 of accrued interest.

     On January 24, 2003, the Company executed a promissory note for $10,000 with an independent sales representative for the Company, for a period of thirty days. The note was extended until March 31, 2003. The company received an additional $15,000 from the lender on March 24, 2003. The Company repaid $5,000 on April 5, 2003 and the Company issued 113,000 shares of restricted common stock in lieu of extending the due date of the remaining $20,000 until the Company's first $1,000,000 month of sales volume and related interest expense of $2,260. As of September 30, 2003, the balance due is $20,000.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of September 30, 2003, the total balance due is $4,836, which includes $4,500 of principle and $336 of accrued interest.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of September 30, 2003, the total balance due was $50,696.21, which includes $42,500 of principle and $8,196.21 of accrued interest. As of the date of this report filing, the Company is in negotiation with the lender to work out a payment plan.

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

     On July 18, 2003, the Company executed a promissory note for $42,000.00 with an independent investor for the Company. The note is secured by a Limousine owned by another independent representative of the Company. The note was to be paid back on August 1, 2003. The Company issued 35,000 shares of restricted common stock in accordance to the terms of the note in lieu of interest costs of $700. As of September 30, 2003, the note is in default and the balance due is $42,000.

     On September 29, 2003, the Company repaid the final portion of the existing promissory with First Reserve Corporation. The amount repaid was $59,166, which includes $50,926 of principle, $5,060 in legal fees and $3,180 of accrued interest. The promissory note is paid in full and as such duly cancelled.

5.   Intangible Asset Purchases

     On July 16, 2003 the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMedia Commercial Builder System (eWorldMail). The purchase price was $40,000 which the Company paid with cash. The Company simultaneously was granted the exclusive right to use all patents covering the eWorldMail messaging, advertising and delivery system in perpetuity, with no continued or future royalty or license fees. Prior to this purchase, the Company already owned the intellectual rights of the templated eWorldMail Commercial Builder system through a contractual agreement with its developer, Avalon Digital, Inc. However, the acquisition resulted in the Company retaining the outright ownership of the entire system and related technology.

     On August 26, 2003 the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMedia Website Builder System. The purchase price was $10,000 cash and 125,000 shares of restricted common stock valued at $62,500. The acquisition resulted in the Company retaining the outright ownership of the entire system and related technology.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Critical Accounting Policies

     The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in the Notes to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has not adopted any significant new accounting policies during the nine-month period ended September 30, 2003.

     Forward Looking Statements

     Certain statements in this Quarterly Report on Form 10-QSB constitutes "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

A.   Results of Operations:

     Net Revenues.

     Total sales revenues were $329 thousand, $468 thousand, $271 thousand and $739 thousand for the three and nine months ended September 30, 2003 and 2002, respectively. Net revenues increased by $58 thousand for the quarter ended 2003 as compared to the quarter ended 2002 as a result of the promotional meetings conducted during the summer of 2003 which related brought in sales leaders from around the country to show case the Company's products and business opportunities. Net revenues decreased for year-to-date 2003 primarily due to down time and delay in completing the implementation of our new genealogy system. Sales activity was slowed dramatically for the first and second quarter 2003 during the development of the genealogy system, which includes commissioning tracking, calculations and payment. However, the system was completed and fully implemented during the first part of May 2003.

     Cost of Revenues.

     The costs of revenues are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. Total cost of revenues was $33 thousand and $92 thousand for the three months ended September 30, 2003 and 2002, representing approximately 10.3% and 33.8% of total revenues, respectively. Total cost of revenues was $82 thousand and $145 thousand for the nine months ended September 30, 2003 and 2002, representing approximately 17.5% and 19.6% of total revenues, respectively. The decrease in cost of revenues for the three month period for September 30, 2003, as compared to the similar period for 2002, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system, and in part, the declined sales efforts due to the genealogy system delay. The decrease in cost of revenues as a percentage of revenue for the nine month period ended September 30, 2003, as compared to the similar period for 2002, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system offset greatly by the minimum monthly fixed costs associated with the hosting and support services that were incurred even though there was minimal revenue generated during the first and second quarters of 2003.

     Gross Margin.

     Our gross margin for the three-month period ended September 30, 2003 totaled 89.7% compared to the gross margin of 66.2% for the three-month period ended September 30, 2002. For the nine-month period ended September 30, 2003 and 2002, our gross margin was 82.5% and 80.4% respectively. The higher gross margin for the three months ended September 30, 2003 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system. The slightly higher gross margin for the nine month period ended September 30, 2003, as compared to the similar period for 2002 was attributable to the cost efficiencies described above offset by the minimal sales volume during the first four and one-half months along with the on-going fixed portion of hosting and service fees as mention in the costs of revenue issues as described above.

     Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $712 thousand and $678 thousand for the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses were $1.8 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     During the three-month period ended September 30, 2003, we incurred $712,226 in selling, general and administrative expenses, of which $158,458 was associated with salary and wages, $171,346 was incurred for promotional meetings, including leadership airfare and lodging, $47,100 was associated with consulting fees, $197,062 was associated with commissions paid to the sales force, $11,183 was related to rent costs, and $18,468 was related to professional legal and accounting fees. These costs for the period were $34,245 higher from the $677,981 in selling, general and administrative expenses incurred during the three-month period ended September 30, 2002. The expenses for this period included $183,771 paid as sales commissions, $134,352 paid as consulting fees, $158,211 paid as salary and wages and $33,136 incurred as professional legal and accounting fees. The overall increase in costs for the three months ended September 30, 2003 was mainly attributable to the large amount of expenditures for promotional meetings. During the second and third quarter of 2003, the Company undertook a program to expand its independent representative sales force by hosting a series of weekly conventions and opportunity meetings with several hundred network marketing sales leaders. These leaders were brought in from around the country and attended the two-three day meetings and workshops. The company bore all costs to include airfare, hotel and meeting room accommodations. Another component of the overall increase in costs were associated with an increase of $17,986 in amortization and depreciation, which stemmed from the acquisition of certain intangible assets and the purchase of office furniture and equipment for the period as compared to the similar period for 2002. The net increase was offset somewhat with a decline in consulting fees and sales commissions.

     During the nine-month period ended September 30, 2003, we incurred $1,801,145 in selling, general and administrative expenses, of which $474,032 was associated with salary and wages, $351,506 was incurred for promotional meetings, including leadership airfare and lodging, $225,910 was associated with consulting fees, $287,379 was associated with commissions paid to the sales force, $78,738 was paid as professional fees (legal and accounting), and $59,814 was related to rent costs. These costs for the period were $127,669 higher from the $1,673,476 in selling, general and administrative expenses incurred during the nine-month period ended September 30, 2002. The expenses for this period included $403,714 paid as sales commissions, $436,998 paid as consulting fees, $390,673 paid as salary and wages and $78,445 was incurred as professional fees (legal and accounting). The overall increase in costs for the nine months ended September 30, 2003 again, was mainly attributable to the large amount of expenditures for promotional meetings, as discussed above, as well as the increase of $83,359 in salary and wages, which stemmed from three additional employees on payroll for the period as compared to the similar period for 2002.

     Net Loss.

     Our net loss for the three-month period ended September 30, 2003 was $(433,589) compared with net loss of $(499,030) for the three-month period ended September 30, 2002. For the three-month period ended September 30, 2003, net loss per common share, basic and diluted, was $(0.02) per share. For the three-month period ended September 30, 2002, net loss per common share, basic and diluted, was $(0.05) per share. The decrease in negative earning per share for the three months ended September 30, 2003 was the result of the costs savings as described in the costs of revenue section above in addition to having approximately 11.6 million more shares outstanding on a weighted average basis.

     For the nine-month period ended September 30, 2003, our net loss totaled $(1,442,498) compared with net loss of $(1,080,957) for the nine-month period ended September 30, 2002. This represented a net loss per common share, basic and diluted, of $(0.08) and $(0.13) per share, respectively. Again, the decrease in negative earning per share for the nine months ended September 30, 2003 was the result of the large costs incurred for the promotional meetings during the second and third quarter 2003 in addition to having approximately 10.6 million more shares outstanding on a weighted average basis.

B.   Liquidity and Capital Resources

     The Company has incurred substantial losses from continuing operations; sustained substantial operating cash outflows, has a working capital deficit and at September 30, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

     Net cash used by operating activities of $(1,026,906) for the nine months ended September 30, 2003 included a net loss of $(1,442,498) which was offset mainly by common stock that was issued for services for $410,961 and an increase in accounts payable of $55,606. Net cash used by operating activities of $(557,532) for the nine months ended September 30, 2002 included a net loss of $(1,080,957), offset by the issuance of common stock for services of $164,990 and an increase in accounts payable of $302,334. Net cash used by investing activities of $(276,657) for the nine months ended September 30, 2003 was primarily attributable to the acquisition of certain intangible assets, the licensing of our genealogy and commission payment system and the purchase of office furniture and equipment. Net cash used by investing activities of $(42,657) for the nine months ended September 30, 2002 was primarily attributable to the acquisition of the intellectual property rights of our commercial builder system.

     Cash provided by financing activities of $1,274,284 for the nine months ended September 30, 2003 and $608,635 for the nine months ended September 30, 2002, was due to the issuance of common stock through our private offering and short term borrowings.

     We financed our operations during fiscal year 2002 and the nine months ended September 30, 2003 through revenues generated from operations, from short term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D, Rules 504 and 506. As of September 30, 2003, our principal sources of liquidity consisted of the potential sale of our restricted common stock. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

     (d) Reducing our present rate of expenditures; this might materially adversely affect the ability of us to market our products and services effectively.

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

     Therefore, to continue in business as a going concern depends upon our continuing ability to sell our products, to generate franchise and licensing fees from the potential sales of our technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that we may enact will enable us to meet our working capital requirements.

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



                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is a party to consultant/vendor related litigation. Ronald
N. Vance, P.C. filed a lawsuit on September 26, 2003, in the State of Utah. The action is to enforce the collection of the balance due of $14,449.82 for a promissory note dated June 1, 2003. We have historically recognized this liability on the financial statements since the note's inception and acknowledge the balance due.

Item 2. Changes in Securities.

     Recent Sales of Unregistered Securities

     During the three-month period ended September 30, 2003, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses, acquisition of intangible assets, consulting and vendor services, and interest costs associated with short-term debt. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

Regulation D, Rule 506 Offering
     During the three-month period ended September 30, 2003, we sold 1,668,000 shares in a private offering in accordance to Section 3(b) or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 504 and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.20 to $0.50 per share and we received gross proceeds of $725,400. Of the proceeds received, we paid cash finder's fees of $2,500 and we authorized the issuance of 102,500 shares of restricted common stock valued at $2,050 to six entities as the non-cash portion of finder's fees associated with our private offering.
                                     15
     At September 30, 2003 a total of 294,000 shares of the private offering had not yet been paid for. The related $147,000 has been reclassified as subscriptions receivable within the equity section of the consolidated balance sheet.

Stock for Sales Performance Bonuses
     During the three-month period ended September 30, 2003, we issued restricted common stock totaling 75,000 shares as sales performance bonuses to four key independent sales representatives, all of whom were existing shareholders. The non-cash compensation expense associated with these issuances totaled $1,500. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Stock for the Acquisition of Intangible Asset
     During the three-month period ended September 30, 2003, we acquired certain intangible assets for cash and our restricted common stock. We issued 125,000 shares of stock for a total value of $62,500 for the intangible assets. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended
(the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock in lieu of intangible assets; (3) the offeree stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Stock for Consulting and Vendor Services
     During the three-month period ended September 30, 2003, we reimbursed a vendor with our restricted common stock. We issued 115,000 shares of stock for a total value of $2,300 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock in lieu of consulting and vendor services; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

                                     16

Stock for Interest Expense on Short Term Borrowings
     During the three-month period ended September 30, 2003, we reimbursed certain lenders with our restricted common stock. We issued 158,000 shares of stock for a total value of $3,160 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock in lieu of interest costs on short term borrowings; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submissions of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 31.1: Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Exhibit 31.2: Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (c)  Exhibit 32 Certification Pursuant to Section 906 of the
          Sarbannes-Oxley Act of 2002.

     (d)  Reports on Form 8-K:

     None.









                                     17

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   eWorldMedia Holdings, Inc.
                                   (Registrant)



Date: November 14, 2003            By /S/ Ronald C. Touchard
                                   --------------------------------------
                                   Ronald C. Touchard,
                                   Chairman of the Board,
                                   Chief Executive Officer


Date: November 14, 2003            By /S/ Allen N. Kimble
                                   --------------------------------------
                                   Allen N. Kimble, Chief Financial Officer



































                                     18