Form 10QSB/A
period 2003-09-30
EWORLDMEDIA HOLDINGS INC
filed 2003-11-18
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                               Form 10-QSB/A


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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


610 Newport Center Drive, Suite 210,
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

                                                                       Page
                                                                        No.
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets at September 30, 2003
     and December 31, 2002                                             4

  Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2003 and 2002           5

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2003 and 2002                     6

  Notes to the Condensed Consolidated Financial Statements             7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  9

Item 3. Controls and Procedures                                        12

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             12

Item 2. Change in Securities                                          13

Item 3. Defaults Upon Senior Securities                               14

Item 4. Submission of Matters to a Vote of Security Holders           14

Item 5. Other Information                                             14

Item 6. Exhibits and Reports on Form 8-K                              14

Signatures                                                            14

                       PART I - FINANCIAL INFORMATION

                         Forward Looking Statements

The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend these statements to be subject to the safe-harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the Internet advertising market; (4) growth expectations for new accounts; and (5) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain key sales leaders in the network marketing community;
(4) the level of product technology and price competition for our flagship Commercial Builder product; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; and (6) other factors detailed in our filings with the Security and Exchange Commission.

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
                                (Unaudited)

                                             Three Months Ended                      Nine Months Ended
                                             September 30,                              September 30,
                                   2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Sales Revenue

  Sales (Net)                  $   328,777   $   271,841  $    468,225  $    738,896

Cost of Goods Sold                  33,401        91,746        82,346       144,528
                               ------------  ------------  ------------  ------------
Gross Profit                       295,376       180,095       385,879       594,368

Selling, General and
Administrative Expenses
  Amortization & Depreciation       23,884         5,898        44,582         5,898
  Consulting Fees                   47,100       134,352       225,910       436,998
  General and Administrative       256,071       142,668       630,690       318,362
  Professional Fees                 18,468        33,136        78,738        78,445
  Rent                              11,183        19,945        59,814        39,386
  Salaries & Wages                 158,458       158,211       474,032       390,673
  Sales Commissions                197,062       183,771       287,379       403,714
                               ------------  ------------  ------------  ------------
  Total Selling, General &
  Administrative Expenses          712,226       677,981     1,801,145     1,673,476
                               ------------  ------------  ------------  ------------
  Total Income (Loss)
  from Operations                 (416,850)     (497,886)   (1,415,266)   (1,079,108)

Other Expenses and Losses
  Interest Expense                 (16,739)       (1,144)      (27,232)       (1,849)
                               ------------  ------------  ------------  ------------
  Total Other Expenses
  and Losses                       (16,739)       (1,144)      (27,232)       (1,849)
                               ------------  ------------  ------------  ------------
  Net Income (Loss)
  for the Period               $  (433,589)  $  (499,030) $ (1,442,498) $ (1,080,957)
                               ============  ============  ============  ============

(Loss) per Common Share        $     (0.02)  $     (0.05) $      (0.08) $      (0.13)

Weighted Average Outstanding
Shares                          21,438,200     9,771,500    18,739,300     8,096,500


            The Notes to Consolidated Financial Statements are
                    an integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                                        Nine Months Ended September 30,
                                                               2003          2002
                                                          ------------   ------------
Cash Flows from Operating Activities
  Net Income (Loss)                                       $ (1,442,498) $ (1,080,957)
  Adjustments to Reconcile Net (Loss)
  to Net Cash Provided by Operating Activities
   Depreciation and Amortization                                44,582         5,410
   Stock Issued for Services                                   410,961       164,990
   (Increase) Decrease in Accounts Receivable                  (13,318)            0
   (Increase) Decrease in Prepaid Expenses                           0          (650)
   (Increase) Decrease in Employee Receivables                 (48,351)     (110,529)
   (Increase) Decrease in Other Receivables                          0       (12,461)
   (Increase) Decrease in Lease Deposits                       (22,408)       (3,200)
   Increase (Decrease) in Commissions Payable                  (25,073)      177,531
   Increase (Decrease) in Accrued Vacation                      13,593             0
   Increase (Decrease) in Accounts Payable                      55,606       302,334
                                                          ------------   ------------
     Net Cash Provided by Operating Activities              (1,026,906)     (557,532)

Cash Flows from Investing Activities
  Purchase of Furniture & Equipment                            (63,267)       (1,850)
  Acquisition of Intangible Assets                            (213,390)      (39,000)
  Organization Costs                                                 0        (1,807)
                                                          ------------   ------------
     Net Cash Provided by Investing Activities                (276,657)      (42,657)

Cash Flows from Financing Activities
  Net Proceeds from Notes Payable                               76,450        73,000
  Net Proceeds from the Issuance of Common Stock             1,197,834       535,635
                                                          ------------   ------------
     Net Cash Provided by Financing Activities               1,274,284       608,635
                                                          ------------   ------------
Net Increase (Decrease) in Cash During the Period              (29,279)        8,446
Cash, Beginning of the Period                                   40,925         6,363
                                                          ------------   ------------
Cash, End of the Period                                   $     11,646  $     14,809
                                                           ============  ============
Supplemental Cash Flow Information
  Interest                                                $     10,082  $          0
  Income Taxes                                                       0             0



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

     History and Organization

     eWorldMedia Holdings, Inc. (formerly Tropical Leisure Resorts, Inc.) was an inactive shell company from approximately 1991 to December 31, 2002.
 It had no business operations and no source of revenues during that
period.    The company was originally incorporated in the State of
Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its name and domicile by merging into a Nevada corporation that was incorporated on September 21, 1999, under the name "Cardinal Industries, Inc." In September 2001, Cardinal Industries, Inc. changed its name to Tropical Leisure Resorts, Inc. in anticipation of a transaction was not completed.

     Stock-For Stock Exchange

     In contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc. changed its name to "eWorldMedia Holdings, Inc." Pursuant to a Stock-For-Stock Exchange Agreement, dated November 1, 2002, eWorldMedia Holdings, Incissued shares of its Common Stock to the stockholders of eWorldMedia, Inc. in exchange for their shares of Common Stock of eWorldMedia, Inc. As a result of this stock-for-stock exchange transaction, which closed on December 31, 2002, eWorldMedia, Inc. became a wholly-owned subsidiary of eWorldMedia Holdings, Inc.

     eWorldMedia, Inc. was incorporated in the State of Nevada on December 7, 2001 to market and distribute products and services for Internet advertising. In approximately April 2002 eWorldMedia, Inc began offering its Internet-based "commercial builder" product, which delivers TV-like commercials to targeted customers on the Internet through email delivery.

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

     Income (Loss) Per Share

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period.

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

Results of Operations

     Net Revenues

     Total sales revenues were $328,777 and $271,841 for the three months ended September 30, 2003 and 2002 respectively. Net revenues increased by $56,936 for the quarter ended 2003 as compared to the quarter ended 2002 as a result of the promotional meetings conducted during the summer of 2003 which related brought in sales leaders from around the country to show case the Company's products and business opportunities.

     Total sales revenues were and $468,225 and $738,896 for the nine months ended September 30, 2003 and 2002, respectively. Net revenues decreased for year-to-date 2003 primarily due to down time and delay in completing the implementation of our new genealogy system. Sales activity was slowed dramatically for the first and second quarter 2003 during the development of the genealogy system, which includes commissioning tracking, calculations and payment. However, the system was completed and fully implemented during the first part of May 2003.

     Cost of Revenues

     The costs of revenues are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. Total cost of revenues was $33,401 and $91,746 thousand for the three months ended September 30, 2003 and 2002, representing approximately 10.3% and 33.8% of total revenues, respectively. Total cost of revenues was $82,346 and $144,528 for the nine months ended September 30, 2003 and 2002, representing approximately 17.5% and 19.6% of total revenues, respectively. The decrease in cost of revenues for the three month period for September 30, 2003, as compared to the similar period for 2002, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system in the third quarter of 2003. Prior to the purchase we were subject to certain monthly royalty and licensing payments that amounted to 10% of gross sales revenue and the result of the acquisition effectively eliminated these costs. The decrease in cost of revenues as a percentage of revenue for the nine month period ended September 30, 2003, as compared to the similar period for 2002, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system, as described above, offset greatly by the minimum monthly fixed costs associated with the hosting and support services that were incurred even though there was minimal revenue generated during the first and second quarters of 2003.

     Gross Margin.

     Our gross margin as a percentage of net sales for the three-month period ended September 30, 2003 increased to 89.7% compared to 66.2% for the three-month period ended September 30, 2002. For the nine-month period ended September 30, 2003 and 2002, our gross margin was 82.5% and 80.4% respectively. The higher gross margin for the three months ended September 30, 2003 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system, as described above. The slightly higher gross margin for the nine month period ended September 30, 2003, as compared to the similar period for 2002 was attributable to the cost efficiencies described above offset by the minimal sales volume during the first four and one-half months along with the on-going fixed portion of hosting and service fees as mentioned in the costs of revenue issues as described above.

     Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $712,226 and $677,981 for the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses were $1,801,145 and $1,673,476 for the nine months ended September 30, 2003 and 2002, respectively.

     During the three-month period ended September 30, 2003, we incurred $712,226 in selling, general and administrative expenses, of which $158,458 was associated with salary and wages, $171,346 was incurred for promotional meetings, including leadership airfare and lodging, $47,100 was associated with consulting fees, $197,062 was associated with commissions paid to the sales force, $11,183 was related to rent costs, and $18,468 was related to professional legal and accounting fees. These costs for the third quarter of 2003 were $34,245 higher from the $677,981 in selling, general and administrative expenses incurred during the three-month period ended September 30, 2002. The expenses for the quarter of 2002 included $183,771 paid as sales commissions, $134,352 paid as consulting fees, $158,211 paid as salary and wages and $33,136 incurred as professional legal and accounting fees. The overall increase in costs for the three months ended September 30, 2003 compared to the same period in 2002 was mainly attributable to the higher amount of expenditures for promotional meetings. During the second and third quarter of 2003, the Company undertook a program to expand its independent representative sales force by hosting a series of weekly conventions and opportunity meetings with several hundred network marketing sales leaders. These leaders were brought in from around the country and attended the two-three day meetings and workshops. The company bore all costs including airfare, hotel and meeting room accommodations. Another component of the overall increase in costs were associated with an increase of $17,986 in amortization and depreciation, which stemmed from the acquisition of certain intangible assets and the purchase of office furniture and equipment for the three and nine month periods ended September 30, 2003 as compared to the similar periods for 2002. The increase in selling, general and administrative expenses was offset by a decline in consulting fees and sales commissions.

     During the nine-month period ended September 30, 2003, we incurred $1,801,145 in selling, general and administrative expenses, of which $474,032 was associated with salary and wages, $351,506 was incurred for promotional meetings, including leadership airfare and lodging, $225,910 was associated with consulting fees, $287,379 was associated with commissions paid to the sales force, $78,738 was paid as professional fees (legal and accounting), and $59,814 was related to rent costs. These costs for the nine-month period were $127,669 higher from the $1,673,476 in selling, general and administrative expenses incurred during the nine-month period ended September 30, 2002. The expenses for this period included $403,714 paid as sales commissions, $436,998 paid as consulting fees, $390,673 paid as salary and wages and $78,445 was incurred as professional fees (legal and accounting). The overall increase in costs for the nine months ended September 30, 2003 again, was mainly attributable to the large amount of expenditures for promotional meetings, as discussed above, as well as the increase of $83,359 in salary and wages, which stemmed from three additional employees on payroll for the period as compared to the similar period for 2002.

     Net Loss.

     Our net loss for the three-month period ended September 30, 2003 was $(433,589) compared with net loss of $(499,030) for the three-month period ended September 30, 2002. For the three-month period ended September 30, 2003, net loss per common share, basic and diluted, was $(0.02) per share. For the three-month period ended September 30, 2002, net loss per common share, basic and diluted, was $(0.05) per share. The decrease in negative earning per share for the three months ended September 30, 2003 was the result of the costs savings as described in the costs of revenue section above in addition to having approximately 11.6 million more shares outstanding during the third quarter of 2003 on a weighted average basis.

     For the nine-month period ended September 30, 2003, our net loss totaled $(1,442,498) compared with net loss of $(1,080,957) for the nine-month period ended September 30, 2002. This represented a net loss per common share, basic and diluted, of $(0.08) and $(0.13) per share, respectively. Again, the decrease in negative earning per share for the nine months ended September 30, 2003 was the result of having approximately
10.6 million more shares outstanding on a weighted average basis notwithstanding the increase in total net loss for the nine months ended September 30, 2003 compared to the same period in 2002.

     Liquidity and Capital Resources

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit at September 30, 2003. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

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

     We financed our operations during fiscal year 2002 and the nine months ended September 30, 2003 through revenues generated from operations, from short term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D, Rules 504 and 506. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted common stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

     a) Implementing certain marketing programs that will drive sales traffic to our websites and generate revenues, and expand our network marketing sales organization;

     b) Attempting to raise additional funds through the sale of equity securities to persons or entities that are not presently stockholders of the Company;

     c) Attempting to franchise or license our technology and proprietary rights to persons in foreign countries, and;

     d) Reducing our present rate of expenditures; this might materially adversely affect our ability to market our products and services effectively.

     Our future capital requirements will depend on several factors, including (i) the progress and effectiveness of our sales activities and marketing approach, and (ii) our ability to maintain our existing customer base and establish and expand our customer base into new domestic and foreign markets. We may need to raise additional capital if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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


Item 3.   Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls; subsequent to the date they completed their evaluation.

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     We are a party to consultant/vendor related litigation. Ronald N. Vance, P.C. filed a lawsuit on September 26, 2003, in the State of Utah. The action is to enforce the collection of the balance due of $14,449.82 for a promissory note dated June 1, 2003. We have historically recognized this liability on the financial statements since the note's inception and acknowledge the balance due.

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

Regulation D, Rule 506 Offering

     During the three-month period ended September 30, 2003, we sold 1,668,000 shares in a private offering in accordance to Section 3(b) or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 504 and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.20 to $0.50 per share and we received gross proceeds of $725,400. Of the proceeds received, we paid cash finder's fees of $2,500 and we authorized the issuance of 102,500 shares of restricted common stock valued at $2,050 to six entities as the non-cash portion of finder's fees associated with our private offering.

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

     During the three-month period ended September 30, 2003, we acquired certain intangible assets for cash and our restricted common stock. We issued 125,000 shares of stock for a total value of $62,500 for the intangible assets. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act.

Stock for Consulting and Vendor Services

     During the three-month period ended September 30, 2003, we reimbursed a vendor with our restricted common stock. We issued 115,000 shares of stock for a total value of $2,300 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act.

Stock for Interest Expense on Short Term Borrowings

     During the three-month period ended September 30, 2003, we reimbursed certain lenders with our restricted common stock. We issued 158,000 shares of stock for a total value of $3,160 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933.

     The issuances of securities described in this Item 2 were made in reliance upon exemptions from the registration requirements of the Securities Act based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submissions of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 31.1  Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.


     Exhibit 31.2  Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1: Certification of the Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1: Certification of the Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

     None.

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

Date:  November 14, 2003           By /S/ Allen N. Kimble
                                   ----------------------------------
                                   Allen N. Kimble,
                                   Chief Financial Officer