Form 10KSB
period 2003-12-31
EWORLDMEDIA HOLDINGS INC
filed 2004-04-14
CIK 355168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003

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

     610 Newport Center Drive, Suite 210,
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

The issuer's revenues for the fiscal year ended December 31, 2003 were $814,140.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, based on the average of the high and low sales prices of the issuer's Common Stock on March 29, 2004 as reported by OTC Bulletin Board, was $5,569,228. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 29, 2003 was 25,389,600.

Transitional Small Business Disclosure Format:     Yes [ ]      No [X]
                                     1

                        eWORLDMEDIA HOLDINGS, INC.
                       ANNUAL REPORT ON FORM 10-KSB
                        Year Ended December 31, 2003
                             TABLE OF CONTENTS


                                                                   Page
                                                               ------------

                                   PART I

     Item 1.   Description of Business                                 3

     Item 2.   Description of Property                                12

     Item 3.   Legal Proceedings                                      12

     Item 4.   Submission of Matters to a Vote of
               Security Holder                                        13

                                  PART II

     Item 5.   Market for Common Equity and Related
               Stockholder Matters                                    13

     Item 6.   Management's Discussion and Analysis of
               Plan of Operation                                      16

     Item 7.   Financial Statements                                   16

     Item 8.   Changes In and Disagreements with Accountants
               On Accounting and Financial Disclosure                 22

                                  PART III

     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               Of the Exchange Act                                    46

     Item 10.  Executive Compensation                                 48

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters         51

     Item 12.  Certain Relationships and Related Transactions         53

     Item 13.  Exhibits and Reports on Form 8-K                       55

     Exhibit Index                                                    55

     Item 14.  Controls and Procedures                                56

     Signatures and Certifications

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

Item 1.     Description of Business

Business Development

     General

     eWorldMedia Holdings, Inc. is a direct sales/network marketing company that sells various Internet related products worldwide that support home based businesses and entrepreneurs, as well as small to medium sized businesses. Our products are marketed predominantly through a direct sales/network marketing system. This system enables our independent distributors to earn profits by selling eWorldMedia products to retail consumers. Distributors may also develop their own sales organizations by sponsoring and training other distributors to do business in any market where we operate; entitling the sponsors to receive royalty overrides (cash incentives, including commissions and bonuses) on product sales made by distributors within their downline organizations.

     Management believes that eWorldMedia's direct sales/network marketing system is ideally suited to its products, which emphasize Internet usage, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use eWorldMedia's products themselves. Our direct sales/network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, to start a home business or to pursue non-conventional full or part-time employment opportunities.

     History and Organization

     eWorldMedia Holdings, Inc. (formerly Tropical Leisure Resorts, Inc.) was an inactive shell company from approximately 1991 to December 31, 2002.
 It had no business operations and no source of revenues during that period. The company was originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its name and domicile by merging into a Nevada corporation that was incorporated on September 21, 1999, under the name "Cardinal Industries, Inc." In September 2001, Cardinal Industries, Inc.
                                     3

changed its name to Tropical Leisure Resorts, Inc. in anticipation of a transaction that was not completed.

Stock-For Stock Exchange

     In contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc. changed its name to "eWorldMedia Holdings, Inc." Pursuant to a Stock-For-Stock Exchange Agreement, dated November 1, 2002, eWorldMedia Holdings, Inc. issued shares of its Common Stock to the stockholders of eWorldMedia, Inc. in exchange for their shares of Common Stock of eWorldMedia, Inc. As a result of this stock-for-stock exchange transaction, which closed on December 31, 2002, eWorldMedia, Inc. became a wholly owned subsidiary of eWorldMedia Holdings, Inc.

     eWorldMedia, Inc. was incorporated in the State of Nevada on December 7, 2001 to market and distribute products and services for Internet communication and advertising. In approximately April 2002 eWorldMedia, Inc began offering its Internet-based "commercial builder" product, which delivers TV-like commercials to targeted customers on the Internet through email delivery.

Business of Issuer

     Business Overview

     We (the Company) are a direct sales/network marketing company that markets Internet based products and services that support small to medium sized companies' as well home-based businesses and individuals. We market technology products and services for use on the Internet. Customers use our products to communicate more effectively over the Internet, including to advertise and/or promote their businesses. We market our products and services to individuals, home based businesses, entrepreneurs, retail establishments, and small to medium size businesses. We utilize a direct sales/network-marketing program of independent distributors to sell our products and services. Our sales and marketing program affords the Company the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each distributor is compensated on the retail purchases of products and services from their sales organization.

     The Company generates revenue through: (i) fees charged to purchasers of our Internet related products, currently "eWorldMail", "eWorldSites", and "eWorldCards"; (ii) fees charged to our subscribers for system hosting and management; and (iii) fees charged for licenses of our products and technology for use in foreign markets. Our business model provides for the allocation of sales revenue as follows; sixty percent (60%) is paid out to our sales force as commissions, twenty percent (20%) is designated as product support costs, which includes system hosting fees, and twenty percent (20%) is allocated for general and administrative expenses and net profit.

     Our Market

     Our market includes any individual or business entity that desires to communicate, advertise or market their products or services via the Internet. This includes individual consumers, home-based businesses, entrepreneurs, various professionals, independent contractors, sales people and just about any size of company from the small mom and pop retail establishments to the larger fortune 500 corporations.

     The Internet has been adopted with unprecedented speed and is emerging as one of the most significant media uses. In less than five years, the Internet grew to over 50 million users. To put this figure into perspective, it took radio 38 years, network television 13 years and cable TV 10 years to achieve the same market penetration. According to a recent study, rich media Internet advertising is at least as effective as television advertising. The study found that rich media advertising communicates as well as TV, generates the same level of purchase intent and creates nearly the same amount of brand recall.

     Our business plan is based on management's collective experience that businesses of many industry segments are currently underserved in terms of Internet recognition and Internet advertising. We believe that the primary problem facing these businesses in need of an Internet presence is the availability of easy to use, high quality products at very affordable prices.

     Our internal research and analysis suggests that the members of many business industry segments are willing to pay for a product that can deliver meaningful communication, advertising and content on a timely and cost effective basis and that this need presents a significant market opportunity for eWorldMedia. We also believe that the products, training and information provided on our web sites will enhance the skills of our independent distributors as well as our retail customers and increase their profit potential.

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

     We believe to have solved two major problems in the consumer and business marketplace by creating affordable and user-friendly Internet communications and marketing tools.

     One significant problem has been creating affordable rich media presentations for Internet communication and advertising. The most common forms of previous online advertising have been pop-up banner ads and text email. We believe both of these forms of advertising are limited and unappealing. With our exclusive technology, any individual consumer, retail business or home-based business can create professional looking rich media email messages and/or TV-like commercials in a matter of minutes. Similar rich media flash presentations generally require a great deal of programming and design work and cost several thousand dollars per message to create. However, with our proprietary "templated" system a customer can create and send commercial quality rich media email presentations for as little as $19.95 per month (consumers) or $99 per month (commercial).

     The second problem has been with Internet target marketing. Back in time when there were only 30,000 Internet web sites, people could surf the Internet and find products and services with relative ease. Now with well over 50,000,000 domestic US web sites, it is much harder to locate specific items. People get confused and they do not know where to go. We believe that the key to the successful Internet marketing is target marketing. As the Internet becomes more TV-like, we believe people are going to respond best to TV-like (rich media) commercials that feature sound, action, voice and moving imagery. Through target marketing on the Internet, commercials can be created that appeal to each market segment. The company also provides referral access to opt-in databases where customers can filter and target, demographically, certain potential commercial recipients.

     We also believe that through the power of word-of-mouth advertising, we will be able to rapidly get this exciting technology into the hands of the small businessperson and also to mid-size and even larger corporations. We believe we can offer these advertising services at extremely competitive prices to clients worldwide. Through our direct/sales network marketing approach, we also believe we can gain worldwide product exposure very quickly and rapidly accumulate sales to a significant and growing client base without the typical high costs commonly associated with a traditional business sales force,

     Furthermore, we believe that advertisers and marketers will want to take full advantage of rich media Internet advertising and we believe that advertisers and marketers need Internet and email ads that do more than just click through to a web page. We have developed a system that allows business owners to create online ads that captivate customers and get results. With effective use of audio and flash animation, email commercials can be highly entertaining and enticing, creating a "buzz" and building client brand awareness.

Our Strategy

     A significant amount of our efforts to date have focused on the development and implementation of our "eWorldMail" product for Internet advertising. We have just introduced version 2.5 of this product and will continue to further enhance the product to ensure it maintains its cutting-edge, state-of-the-art qualities. We plan to begin aggressively marketing this product as resources allow and we plan to continue capitalizing on our current operating platform. We believe that long-term sales growth of our initial product mix will result from three distinct categories to include the following:

     - DIRECT SALES/NETWORK MARKETING SALES GROWTH. Our management team has extensive experience in the network marketing business and feels that everything is in place for a significant network marketing expansion: a unique product with the eWorldMail System, additional high appeal rich media products to broaden our market (eWorldSites and eWorldCards), proven leaders already in place, a great compensation plan, and robust software to absorb the growth. We will receive ongoing monthly revenues on subscriptions paid monthly by our independent distributors who actually purchase our products for their own use, from our individual consumers, from our home-based business clients, and from our small to medium size retail clients.

     - CORPORATE RETAIL SALES. There is substantial interest expressed by many consumers to utilize our system. The Company is in the process of enhancing its product line to be more consumer oriented and is exploring potential "private-label" scenarios with certain mid to large size companies.

     - INTERNATIONAL. Through a very extensive, exclusive and comprehensive international business plan, the Company has attracted international interest from over 100 sources.
          International Sublicenses will be sold, based on the foreign market size of each prospective country, but will sell at a minimum of $250,000, the fee for such is paid as cash directly to the Company. The Company will also receive ongoing monthly revenues from each country.

     We also intend to pursue a growth strategy comprised of the following four principal elements:

     ENHANCE SALES FORCE TRAINING. We will continue to seek increased sales of our Internet related products through our direct sales/network marketing system by utilizing extensive training and motivational programs for our distributors. We will also develop events and training and motivational programs worldwide. In addition, we will continue to offer extensive training programs through various methods of communication, including live multi-lingual videoconferences and teleconferences on a global basis, and will seek to expand the motivational and training programs.

     EXPAND INTO NEW MARKETS. The opening of new markets is an important component of our business strategy. We believe there are numerous additional markets in which our Internet products and direct sales/network marketing system should prove successful. New markets currently under consideration include China, Hong Kong, Taiwan, Korea, Japan, Singapore, India, Mexico, United Kingdom, France, Spain, Austria and Germany. In determining where and when to open new markets, we will seek to ensure that adequate support services and other Company systems are in place to support the growth.

     EXPAND PRODUCT AND SERVICE OFFERINGS AND DEVELOP NEW PRODUCT LINES. We are committed to expanding our Internet related product lines by developing and offering new products and introducing existing products into e-commerce markets where they are not currently offered. The timely introduction of new, high quality Internet related products and services creates sales opportunities for our distributors, and also serves to generate enthusiasm among the distributors to provide them with opportunities to sell other exciting products.

     REVITALIZE SALES IN EXISTING MARKETS. We will continually seek to revitalize sales in markets that have experienced an initial period of growth followed by a leveling off or decline in sales by, among other things, providing extensive training and motivational program support to our distributors. In addition, we will seek to introduce annually in each targeted market additional Internet related products not previously offered. We believe that these initiatives favorably impact operations and we will continue to deploy these initiatives in an effort to provide a platform for renewed growth in the targeted markets in the future.

     OUR PRODUCTS AND SERVICES

     eWorldMail - Rich Media Commercial Builder System

     Our exclusive and proprietary eWorldMail System allows any individual, regardless of computer skills, to create TV-like rich media messages and presentations that are delivered through standard email. We had originally licensed the custom-built technology but on July 16, 2003 we completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMedia Commercial Builder System (eWorldMail). We were also granted the exclusive right to use all patents covering the eWorldMail messaging, advertising and delivery system in perpetuity, with no continued or future royalty or license fees. Prior to this purchase, we already owned the intellectual rights of the templated eWorldMail Commercial Builder system through a contractual agreement with its developer, Avalon Digital, Inc. However, the acquisition resulted in eWorldMedia retaining the outright ownership of the entire system and related technology and eliminated any on-going royalty payments.

     EWorldMail is a customized system that allows any user, in a matter of seconds, to create 20-40 second TV-like rich media commercial messages and
broadcast them to as many recipients as the sender chooses.   The
commercials are delivered as standard email messages with no attachments, substantially eliminating any concerns regarding viruses, downloads, or bandwidth. The commercial messages open and run immediately, even on slow modems. When the recipient clicks on the email message, their computer screen immediately comes alive with sound, music, and photographs, streaming video, animation and graphics. The quality of these high-impact multi-media commercial messages is believed to be equivalent to those currently seen on television.

     The custom "templated" system also provides the users access to an email database, and allows them to track results of their email campaigns. Once the eWorldMail messages have been sent, the eWorldMail system automatically tracks each eWorldMail so the user knows exactly how many people opened, watched, clicked-through and responded to each message, and exactly when they did so.

     The "eWorldMail System" is an easy to use tool for both individual consumers and online advertisers and marketers. Online tutorials guide the user through every step of the process, from the creation of the eWorldMail message to campaign testing, delivery and real-time tracking of results. Any individual or business can now send rich media email messages and TV-quality commercials to prospective clients around the world. The universal nature of email, the "click and play" feature of our commercials, and the small file size allow for these messages to be created in any language and viewed instantly by any computer user around the globe.

     The eWorldMail System is marketed and sold to the vast array of customers from individual consumers to home-based business owners to small and even larger sized corporations or business establishments. Basically, to any entity that wants a low-cost, state-of-the-art way to more effectively communicate or advertise on the Internet. Many of our distributors also purchase the product to enhance their own independent sales programs and efforts. The purchaser (customer) is allowed to create and save as many commercials as they like and the various pricing levels determine the amount of email sends they are allowed. There is also a nominal monthly hosting fee that is required for each customer to gain access to their saved commercials and database of email transmissions and tracked results.

     Our product "Demo" account can be accessed to allow a first-hand look at this exciting product. Our web address is www.eworldmedia.com and the eWorldMail System can be accessed utilizing a demo account. Upon clicking on the corporate web site above, proceed to the bottom of the web page and click on the "Agent Login" button. Next, enter "demo" as the username and password and click enter. Once into the demonstration site, proceed to the far left side of this web page and click on the "Rich-Media Campaign Center" button. The next categories that are listed on the far left side include the following choices:

     -    CAMPAIGN CENTER   This is where the user can actually create and
          save the eWorldMail messages and monitor the email delivery statistics.
     -    IDEA GALLERY   This is where many of the sample messages created
          by our clients are stored. Just click on any eWorldMail message to have it play.
     - FAQ - This is where the most frequently asked questions regarding the eWorldMail System are answered.
     -    CAMPAIGN CENTER TUTORIAL   This is where a beginner can learn
          quickly how to build and submit rich-media eWorldMail messages.


     EWORLDSITE BUILDER - RICH MEDIA WEBSITE BUILDER

     We have introduced a second product that allows any individual, regardless of computer skills, to create their own rich media website with simple point-and-click operation. The "Rich Media Website Builder" is a simple-to-use browser-based tool that allows anyone to create a dynamic website in a matter of a couple of minutes. The purchaser can choose from unlimited combinations of layouts, backgrounds, color, schemes, animation, text, styles, images, and music. The Rich Media Site Builder can also be created in many different languages.

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

     Similar to the eWorldMail System, the eWorldSite Builder System is also marketed and sold to the vast array of business entities from the home-based business owner to the small and even larger sized corporations or business establishments. Many smaller sized companies do not currently own or maintain a website so this product allows those entities a low-cost, state-of-the-art way to gain an Internet presence. Again, many of our distributors also purchase the product to enhance their own independent sales programs and efforts. This product also requires a nominal monthly hosting fee for each customer to gain access to their website.

     On August 26, 2003 we completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMedia Website Builder System. The acquisition resulted in the eWorldMedia retaining the outright ownership of the entire system and related technology.

     EWORLDCARD   ELECTRONIC SIGNATURE/BUSINESS CARD

     Another exciting product that we market is a fully interactive electronic business card, the eWorldCard. This exciting product attaches to every email message that you sent out similar to a standard signature file but the eWorldCard has the look of a business card. The eWorldCard contains various interactive buttons that when clicked can connect the sender and receiver via a telephone line, connect to the sender's website, play a sender's eWorldMail presentation, and more.

     Similar to the eWorldMail System and eWorldSite System, The eWorldCard System is a templated system where the customer can easily create their own card using a myriad of layouts, colors, fonts, etc. The eWorldCard buttons include; a Voice player that adds a personal touch to each message that lets the sender "say it", not just write it; a Insta-CALL feature lets the email recipient contact the sender instantly by landline phone; a Video player allows the recipient to SEE & HEAR the sender's corporate flash presentation or movie; Live URL Links to allow the recipient to quickly access the sender's website; Live email links to allow the recipient to instantly contact the sender by email; Scrolling text box lets the recipient read text messages by the sender; Virtual Office e-Rolodex allows the recipient to keep the sender's card on their desktop for future contact; Vast library allows the sender to also create TALKING Invitation, Holiday and Event cards.

     ONLINE TELEVISION NETWORK

     The Company develops, hosts, manages, administers and provides video content, on-line, to provide for product support and sale force training. The "Online Television Network" is a unique and comprehensive online television show library using streaming video with Flash and PowerPoint presentations. The Online Television Network system offers our distributors the advantage of anywhere, anytime, anyone access to video shows including challenging and enriching sales and marketing content and product usage and training.

     The Online Television Network is not a source of revenue for the company and is used as a support tool for our network of distributors.

     SALES AND MARKETING PLAN

     Our products are marketed exclusively through a direct sales/network marketing distribution method. This method enables our independent distributors to earn commissions by selling products to retail consumers as well as to other distributors. Independent Distributors may also develop their own sales organizations by sponsoring other independent distributors to join their organization and provide e-commerce business solutions in any market where the Company operates, entitling the sponsors to receive commission overrides on product sales within their sales organizations.

     We believe that the Company's direct sales/network marketing system is ideally suited for Internet commerce, because sales of such products and services are strengthened by ongoing personal contact between the retail consumers and the independent distributors. Many of the customers are close friends or relatives of the existing distributors and are willing to purchase products based on the notion that they are helping the agent receive a commission while receiving very exciting and useful products. Our direct sales/network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

     We have also entered into a number of employment and consulting agreements that implement various aspects of our marketing plan. We believe a number of these agreements could provide access to many contacts from existing network marketing organizations.

     We have also designed a compensation plan that allocates a percentage of the company-wide gross revenues generated from sales of our products to be paid as compensation to some of our distributors, based on their performance.

     We have also adopted a policy to pay a finder's fee to any person, including employees and consultants, who introduce sublicenses outside of the United States and Canada.

     COMPETITION

     We are aware of other companies that produce and market products that provide Internet related advertising and web-site design and development but we are not aware of any competition within our product's low-cost pricing structure. Nor do we anticipate any competition for our template-based rich media eWorldMail System, our patented flagship product. We anticipate that future competition will come not from other direct sales/network marketing companies selling similar products, but rather from other forms of online communication and advertising technology that will emerge as technology advances.. Our main immediate challenges will be (1) to expose Internet communicators and advertisers to our new medium of cost-effective user-friendly technologies, and (2) to continue to update and expand our product base as new technology becomes available..

     We strongly believe that our experienced sales force, utilizing network marketing and direct sales methods will have the ability to effectively compete with potential competitors that may enter the marketplace.

     PATENTS, TRADEMARKS, INTELLECTUAL PROPERTY RIGHTS, ETC.

     We do not hold any patents or trademarks directly. Our eWorldMail product was custom built for us through a strategic licensing agreement with the developer of the technology, which retained various patents. However, our purchase agreement stipulated perpetual cover of those patents. All original specifications for the design and creation of the templated eWorldMail "Commercial Builder" system are our intellectual property rights.

     DIRECT SALES/NETWORK MARKETING

     We market and distribute our products through a direct sales/network marketing system and sell directly to independent distributors and retail customers. At December 31, 2003, we had approximately 2,400 "active" independent distributors. To be considered "active", a distributor must be enrolled on the $99 monthly product subscription. Direct sales/network marketing utilizes a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products for their own personal use and also cross-sell products to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet have contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that direct sales/network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other marketing and distribution channels. We believe our direct
                                     11

sales/network marketing system appeals to a broad cross-section of people, particularly those seeking to start a home business, supplement family income or pursue employment opportunities other than conventional, full-time employment.

     We believe that our directly sales/network marketing system is ideally suited to market our product line because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use our products themselves. Since our products are Internet related, most of our sales are made on-line via the Internet. Sales are also made through direct personal sales presentations, as well as presentations made to groups in a format known as "opportunity meetings." These sales methods are designed to encourage individuals to purchase our products by informing potential customers and distributors of our product line and results of personal use, and the potential financial benefits of becoming an independent distributor. The objective of the marketing program is to develop a broad based direct sales/network marketing organization within a relatively short period.

     Our direct sales network-marketing program also encourages individuals to develop their own direct sales/network marketing organizations. Each new distributor is either linked to the existing distributor that personally enrolled the new distributor and to the existing distributors' upline organization. Growth of a distributor's organization is dependent on the recruiting and enrollment of additional distributors within such distributor's downline organization.

     Distributors are encouraged to assume responsibility for training and motivation of others within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our direct sales/network marketing organization. We believe this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement and quality promotional materials. Under our network-marketing program, distributors purchase sales aids and brochures from us and assume the costs of advertising and marketing our product line to their customers as well as the direct cost of recruiting new distributors. We believe that this form of sales organization is cost efficient because our direct sales expenses are primarily limited to the payment of commissions, which are only incurred when products are sold.

     We continually strive to improve our marketing strategies, including the compensation structure within our direct sales/network marketing organization and the variety and mix of products in our line, to attract and motivate distributors. These efforts are designed to increase monthly product sales and the recruiting of new distributors.

     We maintain a computerized system for processing distributor orders and calculating commission payments, which enables us to remit such payments promptly. We believe that prompt and accurate remittance of commissions is vital to recruiting and maintaining distributors, as well as increasing their motivation and loyalty to us. We pay commissions electronically on a weekly basis utilizing a debit card. This payment method eliminates the time-consuming and costly nature of printing and mailing physical checks. The debit card method allows a distributor to access their commissions at thousands of ATMs around the world.

     From time to time, distributors fail to adhere to the eWorldMedia policies and procedures, including those governing the marketing of our products or representations regarding the compensation plan. We systematically review reports of alleged distributor misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that a distributor has violated any of the our policies and procedures, we may take a number of disciplinary actions, including termination.

     GOVERNMENT REGULATION

     Generally, laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct-selling and network-marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations, and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise's products, rather than investments in the organizations or other non-retail sales related criteria or activity. Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

     We currently have independent distributors in all 50 states, the District of Columbia, and Canada. In addition to federal regulation in the United States, each state has enacted its own statues to regulate sales and advertising. We believe that our network-marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain distributors could be found not to be in compliance with applicable laws and regulations. Failure by a distributor or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential distributors or enter new markets.

     We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business in the future. It is possible that future developments may require that we revise our network-marketing program. Any or all of these requirements could have a material adverse effect on our business, results of operations, and financial condition.

     EMPLOYEES

     At December 31, 2003, we had twelve full-time employees, including executive officers.

REPORTS TO SECURITY HOLDERS

     We file periodic reports and proxy statements with the Securities and Exchange Commission (SEC). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this website is http://www.sec.gov.

     Our Internet address is www.eworldmedia.com. We make available, free of charge, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish to, the SEC.

Item 2.     DESCRIPTION OF PROPERTY

PRINCIPAL LOCATION

     We lease office space at 610 Newport Center Drive, Suites 210 and 220, Newport Beach, California. The office space is approximately 1,100 square feet but the basic lease also grants access to two conference rooms and a meeting facility for 75 to 100 people. The basic lease terminates on June 30, 2008. Monthly combined lease payments are $9,200.

INVESTMENT POLICIES

     Our investment policy to date has been to focus resources on the development of our core business. To that end, our capital investments are made in the areas of fixed assets that will generate income through improved productivity or advanced technology. Any cash reserves will be invested in interest bearing accounts and government securities. As of December 31, 2003, we had no investments in real estate or public securities

Item 3.     LEGAL PROCEEDINGS

     On or about February 5, 2004, and is filed against us by a former consultant, First Reserve Corporation. The suit claims the breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company." In response, on March 11, 2004 we filed our answer to First Reserve Corporation's unverified complaint indicating our position that that there has been no performance by First Reserve Corporation to justify their claim. As the discovery process in the matter has just begun, any evaluation as to the merits of the claim and First Reserve Corporation's claim for the monetary damages would be premature, and strictly conjecture. Our position on this matter is to vigorously fight the Complaint on its merits.

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

     On March 29, 2004, the closing sale price of our common stock on the OTC Bulletin Board was $0.28. The following tables set forth the high and low closing sales prices, per share, for our Common Stock as reported by the OTCBB for each quarter for the past two fiscal years. The information for the years 2002 and 2003 was obtained from Yahoo! Finance Historical Quotes, and can be found at the following Internet address:
HTTP://CHART.YAHOO.COM/D.

                            Common Stock "EWMD"

          Fiscal Quarters                 High*           Low*
          ------------------------     -----------    -----------

          March 31, 2003                  $ 2.00         $ 1.80
          June 30, 2003                   $ 1.25         $ 0.90
          September 30,2003               $ 1.35         $ 1.00
          December 31, 2003               $ 1.01         $ 0.58

          March 31, 2002                  $ 3.00         $ 1.50
          June 30, 2002                   $ 1.50         $ 1.00
          September 30, 2002              $ 1.00         $ 1.00
          December 31, 2002               $ 2.05         $ 1.75

     * All periods prior to December 31, 2002 are adjusted for 50:1 reverse stock split that occurred during October 2002.

HOLDERS

     As of March 23, 2004 we believe there were approximately 805 holders of record of our Common Stock.

DIVIDENDS

     We have never declared or paid dividends on our Common Stock. Currently there are no restrictions on the possible payment of dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the three-month period ended December 31, 2003, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses and employment agreement bonuses, and consulting and vendor services. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form, that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

REGULATION D, RULE 506 OFFERING
     During the three-month period ended December 31, 2003 we sold 656,500 shares in a private offering in accordance to Section 3(b) or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 504 and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $328,250. Of the proceeds received, we paid cash finder's fees of $29,000 and we authorized the issuance of 76,000 shares of restricted common stock valued at $11,400 to three entities as the non-cash portion of finder's fees associated with our private offering.

     At December 31, 2003 a total of 126,300 shares of the 506 private offering had not yet been paid for. The related $63,150 has been reclassified as subscriptions receivable within the equity section of the consolidated balance sheet.

STOCK FOR SALES PERFORMANCE BONUSES AND EMPLOYMENT AGREEMENT BONUSES
     In an effort to maintain a positive working environment and to retain key individuals, during the three months ended December 2003 we issued to our key sales representatives and employees 270,000 shares of restricted common stock as bonuses per certain performance or employment agreements. The non-cash compensation cost for the Company totaled $40,500 and was properly included in the recipient's income calculations for 2003 and included on the Form W-2 and/or Form 1099 submitted to the appropriate taxing authorities. During the period we also cancelled 463,000 shares valued at $9,260 that were issued in error earlier in the year but prior to the fourth quarter. The shares referred to above were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as founders or employment agreement bonuses; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired;
(4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

STOCK FOR CONSULTING AND VENDOR SERVICES
     During the three months ended December 2003 we reimbursed three consultants, and two vendors with our restricted common stock. We issued 940,000 shares of stock for a total value of $146,000 for these services or agreements. The shares were issued in accordance with Section 4(2), and/or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock in lieu of consulting and vendor services; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.
                                     16
EQUITY COMPENSATION PLAN INFORMATION

     STOCK OPTIONS   During 2002, the Company created a Stock Option/Stock
Issuance Plan (the "Plan"). The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the further success of the Company. The Plan is divided into two programs. The Option Grant Program allows eligible persons options to purchase common shares. The Stock Issuance Program was created to issue shares as a bonus for services or as an incentive to perform services for the Company. The maximum number of shares of common stock, which may be issued over the term of the Plan, shall not exceed 3,000,000 shares. The Plan shall terminate upon the earliest of (i) December 31, 2010, (ii) the date on which all shares available for issuance under the Plan shall have been issued, or (iii) the termination of all outstanding options in connection with a Corporate Transaction. At December 31, 2003, there were no options granted or outstanding under the Plan.

     STOCK WARRANT AGREEMENT   During 2003, the Company established two
agreements with individuals to purchase common stock warrants. The Company issued 200,000 warrants with an exercise price of $3.00, and 200,000 warrants with an exercise price of $.50. These agreements expire on July 8, 2005 and January 31, 2004, respectively. The following tables summarize the information regarding warrants outstanding at December 31, 2003.
The following table provides details of our equity compensation plans at December 31, 2003:

     The following table provides details of our equity compensation plans at December 31, 2003:

                                            Number of
                                           Securities                     Number of
                        Number of         to be Issued      Weighted      Securities
                       Securities        Upon Exercise       Average      Remaining
                     Authorized for     of Outstanding      Price of    Available for
                         Issuance     Options, Warrants   Outstanding        Future
Plan Category        Under the Plan        or Rights         Options       Issuance
------------------   --------------   ----------------- -------------- --------------
Equity
  compensation
  plans approved
  by security
  holders                3,000,000                             $0.00       3,000,000

Equity
  compensation
  plans not
  approved by
  security holders         400,000             400,000         $1.75               0
------------------   --------------   ----------------- -------------- --------------
Total                    3,400,000             400,000         $1.75       3,000,000
                                                    (1)

     (1) This figure includes warrants for shares reserved for 2 individuals at December 31, 2003.

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

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
     We were organized on December 7, 2001, as a network marketing company to market and distribute Internet related products and services, including Internet advertising. We offer Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. Our Internet-based business solutions include a variety of products that will allow subscribers to enhance their electronic business applications. Our flagship product is TV commercial-quality e-mail advertising.

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

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     -------------------
     We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.
                                     18

     Cash Equivalents
     ----------------
     We consider all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. We currently have no cash equivalents.

     Earnings (Loss) Per Share
     -------------------------
     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Common stock equivalents have not been included in the weighted average number of shares outstanding because of its anti-dilutive effects.

                                                December 31,   December 31,
                                                    2003           2002
                                                ------------   ------------
     Numerator - (Loss)                         $(3,181,090)   $(1,543,860)

     Denominator - Weighted Average of Shares
       of Shares Outstanding                     20,032,558     10,080,419
                                                ------------   ------------
          Loss per Common Share                 $     (.159)   $     (.153)
                                                ============   ============

     Depreciation & Amortization
     ---------------------------
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation is computed on the straight line method.

     Use of Estimates
     ----------------
     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the company and its wholly - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Fair Value of Financial Instruments
     -----------------------------------
     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

     General and Administrative Costs
     --------------------------------
     General and administrative expenses include fees for office space, compensated absences, travel and entertainment costs, insurance and costs for promotional meetings.
                                     19
     Income Taxes
     ------------
     The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

     New Technical Pronouncements
     ----------------------------
     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE AN AMENDMENT of FAS 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

     In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.
                                     20
     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

     In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

SELECTED FINANCIAL DATA

     The selected statement of income data and balance sheet data presented below set forth a summary of data relating to our results of operations as of, and for the years ended, December 31, 2003 and 2002. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

                                                     December 31,   December 31,
Statements of Operations Data:                           2003           2002
================================================================================
     Net Sales                                       $   830,606    $   799,643
     Gross Margin                                    $   653,984    $   618,264
     Sales, General and Administrative Expenses      $ 3,745,246    $ 2,152,620
     Income (Loss) from Operations                   $(3,091,262)   $(1,534,356)
     Other Income                                    $         -    $     6,371
     Interest and Other Expense                      $    89,828    $    15,875
     Income (Loss) Before Taxes                      $(3,181,090)   $(1,543,860)
     Income Tax Provision                            $       -      $         -
     Net Income (Loss)                               $(3,181,090)   $(1,543,860)
     Earnings (Loss) Per Share                       $    (0.159)   $    (0.153)


                                                     December 31,   December 31,
     Balance Sheet Data:                                 2003           2002
     -------------------                             ------------   ------------
     Working Capital                                 $    87,270    $    40,924
     Total Assets                                    $   395,087    $   267,698
     Total Current Liabilities                       $ 1,104,595    $   628,547

     Long Term Portion of Capital Lease Obligations  $       -      $       -

     Total Stockholders Equity (Deficit)             $  (709,508)   $  (360,849)
--------------------------------------------------------------------------------
                                     21

RESULTS OF OPERATIONS FOR FISCAL 2003 AS COMPARED TO FISCAL 2002

     NET REVENUES

     Net sales during the year ended December 31, 2003 totaled $830,606 compared to the net sales of $799,643 for the year ended December 31, 2002. This modest increase of $30,963, or 4% was a direct result of the promotional meetings conducted during the summer and fall of 2003 which brought in sales leaders from around the country to show-case the Company's technology products and business opportunities. The increase in revenue was greatly offset by the down time and delay in completing the implementation of our new genealogy system. Sales activity was slowed dramatically for the first and second quarter 2003 during the development of the genealogy system, which includes commissioning tracking, calculations and payment. However, the system was completed and fully implemented during the first part of May 2003.

     COST OF REVENUES

     The costs of revenues are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. Total cost of revenues was $176,622 and $181,379 for the years ended December 31, 2003 and 2002, representing approximately 21.2% and 22.6% of total revenues, respectively. The decrease in cost of revenues for the year ended December 31, 2003, as compared to the similar period for 2002, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system in the third quarter of 2003. Prior to the purchase we were subject to certain monthly royalty and licensing payments that amounted to 10% of gross sales revenue and the result of the acquisition effectively eliminated these costs. However, the cost-efficiencies of the licensing fees was offset greatly by the minimum monthly fixed costs associated with the hosting and support services that were incurred even though there was minimal revenue generated during the first and second quarters of 2003.

     GROSS MARGIN.

     Our gross margin as a percentage of net sales for the year ended December 31, 2003 increased to 78.7% compared to 77.3% for the year ended December 31, 2002. The slightly higher gross margin for the year ended December 31, 2003, as compared to the similar period for 2002 was attributable to the cost efficiencies described above offset by the minimal sales volume during the first four and one-half months along with the on-going fixed portion of hosting and service fees as mentioned in the costs of revenue issues as described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses were $3,745,246 and $2,152,620 for the year ended December 31, 2003 and 2002, respectively.

     During the year ended December 30, 2003, we incurred $3,745,246 in selling, general and administrative expenses, of which $1,084,838 was associated with salary and wages, $531,351 was incurred for promotional meetings, including leadership airfare and lodging, $797,595 was associated with consulting fees, $481,376 was associated with commissions paid to the sales force, $99,682 was related to rent costs, and $160,747 was related to professional legal and accounting fees. These costs for the year ended 2003 were $1,592,625 higher from the $2,152,620 in selling, general and administrative expenses incurred during the year ended December 31, 2002. The expenses for the year 2002 included $501,510 paid as sales commissions, $375,604 paid as consulting fees, $530,398 paid as salary and wages and $135,573 incurred as professional legal and accounting fees. The overall

                                     22
increase in costs for the year ended December 31, 2003 compared to the same period in 2002 was mainly attributable the full year of salaries for most of the management team, the one-time bonus payouts per contractual obligations (see Item 10 below) coupled with the increase in administrative staff for the year.

     The increase for the year of 2003 also was attributable to the higher amount of expenditures for promotional meetings. During the second and third quarter of 2003, the Company undertook a program to expand its independent representative sales force by hosting a series of weekly conventions and opportunity meetings with several hundred network marketing sales leaders. These leaders were brought in from around the country and attended the two-three day meetings and workshops. The company bore all costs including airfare, hotel and meeting room accommodations. Another component of the overall increase in costs were associated with an increase of $56,456 in amortization and depreciation, which stemmed from the acquisition of certain intangible assets and the purchase of office furniture and equipment for the year ended December 31, 2003 as compared to the similar periods for 2002.

     NET LOSS.

     Our net loss for the year ended December 31, 2003 was $(3,181,090) compared with net loss of $(1,543,860) for the year ended December 31, 2002. For the year ended December 31, 2003, net loss per common share, basic and diluted, was $(0.159) per share. For the year ended December 31, 2002, net loss per common share, basic and diluted, was $(0.153) per share. The relatively constant negative earning per share for the year ended December 31, 2003 was the result of the costs savings as described in the costs of revenue section above offset by the higher general and administrative costs along with the addition of approximately 9.9 million more shares outstanding during the year ended 2003 on a weighted average basis.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a modest working capital amount of $87,270 at December 31, 2003. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

     Net cash used by operating activities of $(1,581,544) for the year ended December 31, 2003 included a net loss of $(3,181,090) which was offset mainly by common stock that was issued for services for $979,260, stock issued for interest costs on short-term debt of $67,650, an increase in accrued expenses of $312,271 and a decrease in employee receivables of $155,935. Net cash used by operating activities of $(905,289) for the year ended December 31, 2002 included a net loss of $(1,543,860), offset by the issuance of common stock for services of $177,030 and an increase in accrued expenses of $263,404.

     Net cash used by investing activities of $(132,792) for the year ended December 31, 2003 was attributable to the acquisition of certain intangible assets, the licensing of our genealogy and commission payment system and the purchase of office furniture and equipment. Net cash used by investing activities of $(73,750) for the year ended December 31, 2002 was primarily attributable to the acquisition of the intellectual property rights of our commercial builder system.
                                     23

     Cash provided by financing activities of $1,718,106 for the year ended December 31, 2003 and $1,013,600 for the year ended December 31, 2002, was due to the issuance of common stock through our private offering and short term borrowings.

     We financed our operations during fiscal years 2003 and 2002 through revenues generated from operations, from short-term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D, Rules 504 and 506. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted common stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

     (a) Implementing certain marketing programs that will drive sales traffic to our websites and generate revenues, and expand our network marketing sales organization;

     (b) Attempting to raise additional funds through the sale of equity securities to persons or entities that are not presently stockholders of the Company;

     (c) Attempting to franchise or license our technology and proprietary rights to persons in foreign countries, and;

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

GOING CONCERN

     Our financial statement audit expressed substantial doubt as to our ability to continue as a going concern. We have incurred net operating losses since inception. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from
the outcome of this uncertainty.   We expect to incur losses as we expand
our business and we will require additional funding during 2004.

     Therefore, our to continue in business as a going concern depends upon our continuing ability to sell our products, to generate franchise and licensing fees from the potential sales of our technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that we may enact will enable us to meet our working capital requirements.
                                     24
Item 7.     FINANCIAL STATEMENTS

     See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                       INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                           F-2

Balance Sheet                                                          F-3

Statements of Operations                                               F-5

Statement of Stockholders' Equity                                      F-6

Statements of Cash Flows                                               F-8

Notes to Financial Statements                                   F-9 - F-23











                         eWorldMedia Holdings, Inc.
                        Audited Financial Statements

                             December 31, 2003
                                    and
                             December 31, 2002






















/Letterhead/


                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
eWorldMedia Holdings, Inc.
610 Newport Center Drive, Suite 210
Newport Beach, California 92660

We have audited the accompanying balance sheets of eWorldMedia Holdings, Inc. (a Nevada Corporation) as of December 31, 2003 and 2002, and the related statements of income, retained earnings, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of eWorldMedia Holdings, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 2, 2004











                                    F-2

                         eWorldMedia Holdings, Inc.
                               Balance Sheet

                                   ASSETS
                                                 December 31,  December 31,
                                                     2003          2002
                                                 ------------  ------------
Current Assets
--------------
  Cash                                           $    44,694   $    40,924
  Accounts Receivable                                 42,576          -
  Employee Receivables                                 1,807       157,742
  Prepaid Expenses                                    13,406           650
  Lease Deposits                                      21,805         5,775
                                                 ------------  ------------
   Total Current Assets                              124,288       205,091

Property & Equipment (Note 5)
--------------------
  Computer Equipment                                  51,292          -
  Furniture & Fixtures                                11,975          -
                                                 ------------  ------------
   Total Property & Equipment                         63,267          -
   Less: Accumulated Depreciation                     (3,937)         -
                                                 ------------  ------------
   Net Property & Equipment                           59,330          -

Other Assets (Note 4)
------------
  License Rights                                     287,140        73,750
  Less: Accumulated Amortization                     (75,671)      (11,143)
                                                 ------------  ------------
   Total Other Assets                                211,469        62,607
                                                 ------------  ------------
   Total Assets                                  $   395,087   $   267,698
                                                 ============  ============


















 The accompanying notes are an integral part of these financial statements.
                                    F-3

                         eWorldMedia Holdings, Inc.
                               Balance Sheet

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31,  December 31,
                                                     2003          2002
                                                 ------------  ------------
Current Liabilities
-------------------
  Accounts Payable                               $   226,311   $   130,955
  Commissions Payable                                157,356       178,629
  Accrued Expenses (Note 13)                         575,675       263,404
  Notes Payable - Related Party (Note 7)             116,950        55,000
  Notes Payable (Note 8)                              14,500          -
  Interest on Notes Payable                           13,803           559
                                                 ------------  ------------
   Total Current Liabilities                       1,104,595       628,547

Stockholders' Equity (Note 9)
--------------------
  Common Stock Total 100,000,000 Shares
   Authorized at $.001 Par Value; 24,138,500
   and 14,006,000 Shares Issued and
   Outstanding, respectively                          24,139        14,006
  Additional Paid-in-Capital                       4,048,090     1,212,042
  Accumulated Deficit                             (4,718,587)   (1,537,497)
  Less: Subscriptions Receivable                     (63,150)      (49,400)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)             (709,508)     (360,849)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $   395,087   $   267,698
                                                 ============  ============



















 The accompanying notes are an integral part of these financial statements.
                                    F-4

                         eWorldMedia Holdings, Inc.
                          Statement of Operations

                                                 December 31,  December 31,
                                                     2003          2002
                                                 ------------  ------------
Sales Revenue
-------------
  Sales (Net)                                    $   830,606   $   799,643
                                                 ------------  ------------
Cost of Goods Sold                                   176,622       181,379
------------------                               ------------  ------------

   Gross Profit on Sales                             653,984       618,264

Selling General & Administrative Expenses
-----------------------------------------
  Amortization & Depreciation                         68,465        12,009
  Professional & Consulting Fees                   1,096,745       528,971
  General & Administrative (Note 2)                1,013,822       579,832
  Salaries & Wages                                 1,084,838       530,398
  Sales Commissions                                  481,376       501,510
                                                 ------------  ------------
     Total Expenses                                3,745,246     2,152,620
                                                 ------------  ------------
   Income (Loss) from Operations                  (3,091,262)   (1,534,356)

Other Expenses and Losses
-------------------------
  Interest Expense                                   (89,828)      (14,403)
  Loss on Disposal of Assets                            -           (1,472)
  Forgiveness of Debt                                   -            6,371
                                                 ------------  ------------
   Total Other Expenses and Losses                   (89,828)       (9,504)
                                                 ------------  ------------
Net Income (Loss) for the Period                 $(3,181,090)  $(1,543,860)
                                                 ============  ============

   (Loss) per Common Share                       $     (.159)  $     (.153)

   Weighted Average
   Outstanding Shares                             20,032,558    10,080,419















 The accompanying notes are an integral part of these financial statements.
                                    F-5

                         eWorldMedia Holdings, Inc.
                     Statement of Stockholders' Equity
                 From January 1, 2002 to December 31, 2003

                                                                              Subscr-
                                                  Additional                  iptions
                                 Common Stock        Paid In      Retained    Recei-
                              Shares     Amount      Capital       Deficit    vable
                           ----------- ---------  -----------   ----------- ---------
Balance, January 1, 2002             - $       -  $         -   $    6,363  $      -

Shares Issued for Services
at $.02 per Share           9,701,500     9,701      184,328

Shares Issued for Services
at $.05 per Share             250,000       250       12,250

Shares Issued for Cash
at $.17 per Share             600,000       600      101,400

Shares Issued for Cash
at $.20 per Share             500,000       500       99,500

Shares Issued for Cash
at $.25 per Share              24,000        24        5,976

Shares Issued for Cash
at $.40 per Share             187,500       188       74,812

Shares Issued for Cash
at $.50 per Share           1,339,200     1,339      668,261

Common Stock Subscriptions
Issued at $.50 per Share       98,800        99       49,301

Shares Issued for Exercise
of Stock Option at $.20
per Share                      30,000        30        5,970

Shares Issued for
Acquisition of Tropical
Leisure Resorts, Inc.       2,750,000     2,750       38,270

Cancellation of Shares     (1,475,000)   (1,475)     (28,025)

Net Loss for the Year
Ended December 31, 2002          -         -            -       (1,543,860)     -
                           ----------- ---------  -----------   ----------- ---------
Balance, December 31, 2002 14,006,000  $ 14,006   $1,212,043   $(1,537,497) $   -






 The accompanying notes are an integral part of these financial statements.
                                    F-6

                         eWorldMedia Holdings, Inc.
                     Statement of Stockholders' Equity
                 From January 1, 2002 to December 31, 2003

                                                                            Subscr-
                                                   Additional               iptions
                                 Common Stock       Paid In     Retained     Recei-
                              Shares     Amount      Capital     Deficit      vable
                           ----------- ---------  ----------- -----------   ---------
Shares Issued for Cash
at $.50 per Share           3,373,800     3,374    1,638,691

Shares Issued for Cash
at $.20 per Share             362,000       362       67,189

Shares Issued for Fixed
Assets at $.50 per Share       40,950        41       20,434

Shares Issued for License
Rights at $.80 per Share       75,000        75       59,925

Shares Issued for License
Rights at $.50 per Share      125,000       125       62,375

Shares Issued for Services
at $.15 per Share           5,108,200     5,109      761,122

Shares Issued to Satisfy
Interest at $.15 per Share    451,000       451       67,199

Shares Issued for Services
at $.50 per Share             326,450       326      161,703

Shares Issued for Services
at $.20 per Share             150,000       150       29,850

Shares Issued for Services
at $.10 per Share             210,000       210       20,790

Shares Issued for Cash at
$.50 per Share                126,300       126       63,024        -        (63,150)

Cancellation of Shares       (216,200)     (216)    (116,255)

Net Loss for the period
ended December 31, 2003          -         -            -     (3,181,090)       -
                           ----------- ---------  ----------- -----------   ---------
Balance at December
31, 2003                   24,138,500   $24,139   $4,048,090 $(4,718,587)   $(63,150)
                           =========== =========  =======================   =========







 The accompanying notes are an integral part of these financial statements.
                                    F-7

                         eWorldMedia Holdings, Inc.
                          Statement of Cash Flows

                                                       December 31,  December 31,
                                                           2003          2002
                                                       ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                                           $(3,181,090)  $(1,543,860)
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities;
  Depreciation & Amortization                               68,465        12,009
  Stock Issued for Acquisition                                -           41,020
  Stock Issued for Services                                979,260       177,030
  Stock Issued in Payment of Interest                       67,650          -
  (Increase) Decrease in Accounts Receivable               (42,576)         -
  (Increase) Decrease in Prepaid Expenses                  (12,756)         (650)
  (Increase) Decrease in Employee Receivables              155,935      (157,742)
  (Increase) Decrease in Lease Deposits                    (16,030)       (5,775)
  (Increase) Decrease in Commissions Payable               (21,273)      178,679
  Increase (Decrease) in Accrued Expenses                  312,271       263,404
  Increase (Decrease) in Interest Payable                   13,244           559
  Increase (Decrease) in Accounts Payable                   95,356       130,037
                                                       ------------  ------------
   Net Cash Provided by Operating Activities            (1,581,544)     (905,289)

Cash Flows from Investing Activities
------------------------------------
  Cash paid for Licensing Agreement                        (90,000)      (73,750)
  Cash paid for Computer Equipment                         (42,792)         -
                                                       ------------  ------------
   Net Cash Provided by Investing Activities              (132,792)      (73,750)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Issuance of Common Stock                 1,641,656       952,600
  Proceeds from Notes Payable - Related Party              124,450        73,000
  Payment on Notes Payable - Related Party                 (62,500)      (18,000)
  Proceeds from Note Payable                                14,500          -
  Proceeds from Exercise of Stock Options                     -            6,000
                                                       ------------  ------------
  Net Cash Provided by Financing Activities              1,718,106     1,013,600
                                                       ------------  ------------
  Increase (Decrease) Cash During Period                     3,770        34,561

  Cash, Beginning of Period                                 40,924         6,363
                                                       ------------  ------------
  Cash, End of Period                                  $    44,694   $    40,924
                                                       ============  ============



                                      Continued
                                         F-8

                              eWorldMedia Holdings, Inc.
                               Statement of Cash Flows

                                                       December 31,  December 31,
                                                           2003          2002
                                                       ------------  ------------

Supplemental Cash Flow Information
----------------------------------
  Interest                                             $       559   $    14,403
  Income Taxes                                                -             -

Non-Cash Investing and Financing Activities
-------------------------------------------
   Stock Issued for Services                           $   979,260  $    177,030
   Stock Issued for Acquisition                               -           41,020
   Stock Issued to Acquire Assets                           67,650          -
   Stock Issued to Pay Interest on Notes Payable           142,975          -








































 The accompanying notes are an integral part of these financial statements.
                                    F-9

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

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

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   Basis of Accounting
     -------------------

     The Company uses the accrual method of accounting.

B.   Revenue Recognition
     -------------------

     The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

C.   Cash Equivalents
     ----------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D.   Earnings (Loss) Per Share
     -------------------------

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Common stock equivalents have not been included in the weighted average number of shares outstanding because of its anti-dilutive effects.


                                 Continued
                                    F-10

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

     Earnings (Loss) Per Share (continued)
     -------------------------

                                                December 31,  December 31,
                                                     2003          2002
                                                ------------- -------------
     Numerator - (Loss)                         $ (3,181,090) $ (1,543,860)

     Denominator - Weighted Average of Shares
       of Shares Outstanding                      20,032,558    10,080,419
                                                ------------- -------------
       Loss per Common Share                    $       (.16) $       (.15)
                                                ============= =============

E.   Depreciation & Amortization
     ---------------------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.

F.   Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

G.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the company and its wholly - owned subsidiary.
     Intercompany transactions and balances have been eliminated in consolidation.

H.   Fair Value of Financial Instruments
     -----------------------------------

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

I.   General and Administrative Costs
     --------------------------------

     General and administrative expenses include fees for office space, compensated absences, travel and entertainment costs, insurance and marketing & promotional meeting costs.

                                 Continued
                                     11

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

J.   Income Taxes
     ------------

     The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

K.   Advertising and Marketing Expenses
     ----------------------------------

     The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 was $531,350 and $45,283, respectively.

NOTE 3 - New Technical Pronouncements
-------------------------------------

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE AN AMENDMENT OF FAS 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.


                                 Continued
                                    F-12

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 3 - New Technical Pronouncements (continued)
-------------------------------------

In January 2003, the FASB issued Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.






                                 Continued
                                    F-13
                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 4 - License Agreements
---------------------------

The Company entered into a license and service agreement with CaptureQuest, Inc., a Utah Corporation ("CaptureQuest"). CaptureQuest develops and services software that enables users to send "rich media" through email as on-line advertisements. CaptureQuest, with the assistance of the Company, created software to be used solely by the Company. The Company's agreement with CaptureQuest grants them a perpetual non-exclusive license to use the customized software owned by CaptureQuest. The cost in obtaining the license agreement has accumulated to $114,640 during 2003, and is being amortized over 3 years using the straight-line method of amortization.

On August 26, 2003, the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMedia Website Builder System. The acquisition resulted in the eWorldMedia retaining the outright ownership of the entire system and related technology. Total cost incurred for this acquisition was $72,500. The asset is being amortized over 3 years using the straight-line method of amortization.

During the year the Company paid a total of $100,000 to purchase a custom built genealogy system. The system was built specifically for the eWorldMedia platform. It acts as the payment gateway, and facilitates the actual product purchase of the Website Builder and the Commercial Builder. The cost of the asset is being amortized over 3 years using the straight-line method of amortization.

The cost and associated amortization of the rights of the license agreement costs are as follows;

                        December 31,           Depreciation           Accumulated
                      2003        2002            Expense            Depreciation
Assets                Cost        Cost       2003       2002       2003        2002
-------------------------------------------------------------------------------------
Commercial Builder $114,640    $ 73,750   $ 31,471   $ 11,143   $ 42,614    $ 11,143
Website Builder      72,500           -      8,056          -      8,056           -
Genealogy System    100,000           -     25,001          -     25,001           -
                   ------------------------------------------------------------------
     Total         $287,140    $ 73,750   $ 64,528   $ 11,143   $ 75,671    $ 11,143
                   ==================================================================

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2003 and 2002.


                                 Continued
                                    F-14
                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 5 - Fixed Assets (continued)
---------------------

                                                                       Accumulated
                              Cost          Depreciation Expense       Depreciation
                      --------------------   -------------------    -------------------
                      December    December   December   December   December    December
Assets                31, 2003    31, 2002   31, 2003   31, 2002   31, 2003    31, 2002
---------------------------------------------------------------------------------------
Computer Equipment   $ 51,292    $    -     $  2,739   $    -      $ 2,739    $    -
Furniture & Fixtures   11,975         -        1,198        -        1,198         -
    Totals           $ 63,267    $    -     $  3,937   $    -      $ 3,937    $    -


NOTE 6 - Operating Leases
-------------------------
On January 14, 2002, the Company signed a lease agreement for an executive office suite in a multi-tenant building for use as its principal office. The Company pays a minimum of $2,440 per month for the office space, plus their proportional share of shared space in the building. The original lease expired on December 31, 2002, but has subsequently been amended to include three additional offices, and extend the lease to June 30, 2003. The amendment will increase monthly lease expense by $2,400. This office was located at 620 Newport Center Drive, 11th Floor, Newport Beach, California 92660.

On May 14, 2003, the Company moved to a different executive building owned by the same landlords. The lease commenced September 1, 2003 for 2,749 rentable square feet, and expires August 31, 2008. The Company pays $6,378 per month for the office space with annual increases of 4% per year through the end of the lease term. The Company was also required to pay security deposit of $21,805. On February 27, 2004, the Company amended the lease to include an additional 1,337 rentable square feet. This amendment increased monthly lease costs by $3,350 and security deposit by $3,824. The amendment commences April 1, 2004 and continues through the original lease term.

On October 1, 2003, the Company executed a lease agreement to lease a residential apartment. The apartment serves as a part time residence for a Company employee and any other guests or visitors the Company may have in town. The lease payments are $2,450 per month. The lease expires on June 30, 2004. The apartment is located at 200 Paris Lane, #108, Newport Beach, California 92663.

  Total Lease Commitments as of December 31, 2003
                                                      Year        Amount
                                                  -----------   -----------
                                                        2004    $  119,341
                                                        2005       118,368
                                                        2006       123,268
                                                        2007       128,172
                                                        2008        87,624
                                                                -----------
                                                       Total    $  576,773
                                                                ===========

                                 Continued
                                    F-15
                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 6 - Operating Leases (continued)
-------------------------

Rent expense entering into the determination of net loss was $63,821 and $51,571 for the periods December 31, 2003 and 2002, respectively.

NOTE 7 - Notes Payable - Related Party
--------------------------------------

During 2003, the Company issued four Promissory Notes to shareholders of the Company in the amounts of $20,000, $42,500, $14,450 and $40,000, respectively. The notes bear interest between 10% and 24%, are unsecured, and due on demand. Accrued interest on the notes at December 31, 2003 and 2002 was $13,803 and $559, respectively.

NOTE 8 - Notes Payable
----------------------

The Company has the following notes payable obligations:

                                                        December 31,     December 31,
                                                            2003             2002
                                                        ------------     ------------
Note payable to unrelated Corporation, unsecured,
  non-interest bearing and due on demand.               $     4,500      $     -

Note payable to individual, Interest Payable Monthly
  at 10%, unsecured and due on demand.                       10,000            -
                                                        ------------     ------------
     Totals                                                  14,500            -
     Less Current Maturities                                 14,500            -
                                                        ------------     ------------
     Total Long-Term Notes Payable                      $     -          $     -
                                                        ============     ============

Following are maturities of long-term debt for each of the next five years:

                                                            Year             Amount
                                                        ------------     ------------
                                                            2004         $    14,500
                                                            2005                -
                                                            2006                -
                                                            2007                -
                                                            2008                -
                                                          Thereafter            -
                                                                         ------------
                                                               Total     $    14,500
                                                                         ============

                                 Continued
                                    F-16

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 9 - Stockholders' Equity
-----------------------------

During 2003, the Company issued a total of 3,373,800 shares of common stock at $.50, and 362,000 shares of common stock at $.20 for cash, pursuant to two 506 Private Placement Memorandums. Accordingly, $1,705,880 (net of cost of issuance) was charged to additional paid-in capital, representing the excess of cash received over the par value of the stock.

In June 2003, the Company issued 40,950 shares of common stock to purchase computer equipment and furniture and fixtures for their offices. These shares were valued at $.50 per share.

During the year, the Company issued 125,000 shares valued at $.50 per share as a portion of the consideration given to acquire the Website Builder asset. The Company also issued 75,000 shares at $.80 per share to acquire the Company's geneaology software.

Throughout the year ended December 31, 2003, the Company issued a total of 5,794,650 shares of common stock in exchange for various services rendered to the Company. The stock was issued at various prices between $.10 and $.50 per share. The cost of the services has been charged to operations. Capital stock and related additional paid-in-capital have been increased by $5,795 and $973,465, respectively.

During 2003, the Company issued a total of 451,000 shares of common stock to satisfy interest incurred on short-term notes payable. These shares were valued at $.15 per share.

During 2003, the Company entered into several stock subscription agreements at $.50 per share. At the end of the year there four agreements for which common stock had been issued but the Company had not received the cash for the shares. There were 126,300 shares classified as subscriptions receivable, at a total value of $63,150. Due to nonperformance on other subscription agreements, 216,200 shares were canceled which resulted in a decrease of $216 to common stock and $116,254 to additional paid-in-capital.

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

                                    F-17

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 9 - Stockholders' Equity (continued)
-----------------------------

eWorld Media Holdings, Inc., formerly known as Tropical Leisure Resorts, Inc., (the "Public Company") issued shares of the Public Company's Common Stock in exchange for the shares of Common Stock of eWorldMedia, Inc. ("EWM") pursuant to the terms and conditions of a Stock-for -Stock Exchange Agreement (the "Exchange Agreement") dated November 1, 2002, between the parties (the "Exchange Offer"). The closing of the Exchange Agreement took place on December 31, 2002. In the Exchange Agreement the Public Company agreed to issue up to 12,731,000 shares in exchange for a like number of EWM shares outstanding at Closing.

NOTE 10 - Stock Based Incentives
--------------------------------
During 2002, the Company created a Stock Option/Stock Issuance Plan (the "Plan"). The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the further success of the Company. The Plan is divided into two programs. The Option Grant Program allows eligible persons options to purchase common shares. The Stock Issuance Program was created to issue shares as a bonus for services or as an incentive to perform services for the Company. The maximum number of shares of common stock which may be issued over the term of the Plan shall not exceed 3,000,000 shares. The Plan shall terminate upon the earliest of (i) December 31, 2010, (ii) the date on which all shares available for issuance under the Plan shall have been issued, or (iii) the termination of all outstanding options in connection with a Corporate Transaction. At December 31, 2003, there were no options granted or outstanding under the Plan.

NOTE 11 - Stock Warrant Agreements
----------------------------------
During 2003, the Company established two agreements with individuals to purchase common stock warrants. The Company issued 200,000 warrants with an exercise price of $3.00, and 200,000 warrants with an exercise price of $.50. These agreements expire on July 8, 2005 and January 31, 2004, respectively. The following tables summarize the information regarding warrants outstanding at December 31, 2003.

Stock Warrant Agreement #1                                            2003
                                                        -----------------------------
                                                                           Weighted
                                                                            Average
                                                           Number          Exercise
                                                         of Shares           Price
                                                        ------------     ------------
  Warrants outstanding at December 31, 2003                   -          $     -
  Warrants Granted                                          200,000             3.00
  Warrants Exercised                                          -                -
  Warrants Expired                                            -                -
  Warrants Canceled                                           -                -
                                                        ------------     ------------
     Warrants outstanding at December 31, 2003              200,000      $      3.00
                                                        ============     ============
     Warrants exercisable at December 31, 2003              200,000      $      3.00
                                                        ============     ============
                                 Continued
                                    F-18
                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 11 - Stock Warrant Agreements (continued)
----------------------------------

Stock Warrant Agreement #2                                            2003
                                                        -----------------------------
                                                                           Weighted
                                                                            Average
                                                           Number          Exercise
                                                         of Shares           Price
                                                        ------------     ------------
  Warrants outstanding at December 31, 2003                   -          $     -
  Warrants Granted                                          200,000              .50
  Warrants Exercised                                          -                -
  Warrants Expired                                            -                -
  Warrants Canceled                                           -                -
                                                        ------------     ------------
     Warrants outstanding at December 31, 2003              200,000      $       .50
                                                        ============     ============
     Warrants exercisable at December 31, 2003              200,000      $       .50
                                                        ============     ============

The Company applies SFAS No. 123, for warrants granted, which requires the Company to estimate the fair value of each warrant granted at the grant date by using the Black-Scholes pricing model with the following assumptions.

                                                         #1          #2
                                                     ----------  ----------
     Risk-free interest rate                             2.25%        1.50%
     Dividend yield                                         0%           0%
     Volatility                                           104%         104%
     Average expected term (years to exercise date)


Stock Warrant Agreements

                                                 Weighted
                                   Weighted       Average                    Weighted
           Range                    Average     Remaining                     Average
     of Exercise                of Exercise   Contractual                 of Exercise
           Price      Warrants        Price  Life (years)      Warrants         Price
     -----------   -----------  -----------   -----------   -----------   -----------
      $    3.00       200,000   $     3.00          2.5        200,000     $    3.00
            .50       200,000          .50           .18       200,000           .50

As a result of applying SFAS No. 123, the Company has recognized no expense for the year ended December 31, 2003.


                                 Continued
                                    F-19

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 12 - Stock Option Agreements
---------------------------------

On April 10, 2002, the Company entered into an Agreement with a California corporation wherein the Company granted options to purchase 1,000,000 shares of common stock at a par value of $.001 par value at an exercise price of $.20 per share. The options should become exercisable as to the shares at any time beginning on the date of grant and ending the earlier of
(a) February 21, 2004 (b) up to thirty days (30) days after the time of the completion of the sale of the 1,000,000 shares at $.50 or (c) up to thirty days after notice of transaction, the effect of which would be to make the shares readily tradable in a public market. The terms of the agreement state that upon repayment of a related party note in the amount of $55,000, the stock options would be canceled. During 2003, the note was paid in full and the stock options were canceled. The fair value of the options under this agreement was established at the date of grant using the "Black-Scholes" pricing model.

2002 Stock Option Agreement                                           2003
                                                        -----------------------------
                                                                           Weighted
                                                                            Average
                                                           Number          Exercise
                                                         of Shares           Price
                                                        ------------     ------------
     Options outstanding at December 31, 2003               970,000      $     -
     Options Granted                                          -                -
     Options Exercised                                        -                -
     Options Expired                                          -                -
     Options Canceled                                      (970,000)           -
                                                        ------------     ------------
          Options outstanding at December 31, 2003            -          $     -
                                                        ============     ============
          Options exercisable at December 31, 2003            -          $     -
                                                        ============     ============

The results of pricing the options using "Black-Scholes" pricing model resulted in an immaterial value of the options at the date of grant. Therefore, there was no expense recorded with the grant of the options in 2002.












                                 Continued
                                    F-20

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 13 - Accrued Expenses and Other Current Liabilities
--------------------------------------------------------

Accrued expenses and Other current liabilities consist of the following:

                                                December 31,   December 31,
                                                    2003           2002
                                               -------------  -------------
          Commissions Payable                   $   157,356   $    178,629
          Accrued Payroll Taxes                     497,884        212,869
          Salaries and Wages Payable                 33,721         12,486
          Sales Agent Refunds Payable                18,923         26,495
          Accrued Interest                           13,803            559
          Accrued Compensated Absences               25,147         11,554
                                               -------------  -------------
                                               $    746,834   $    442,592
                                               =============  =============

As of December 31, 2003, the Company had not remitted any of the 2002 or 2003 payroll tax withholdings to the Internal Revenue Service ("IRS") for which it might be subject to penalties and interest. As of December 31, 2003, the Company had not been audited or invoiced by the IRS. The amount due at December 31, 2003 is included in accrued expenses in the accompanying balance sheet (See Note 16).

NOTE 14 - Income Taxes
----------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                  Year of                             Expiration
                    Loss              Amount                Date
                 -----------------------------------------------
                    2002         $ 1,543,860                2022
                    2003           3,181,090                2023

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


                                 Continued
                                    F-21

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 14 - Income Taxes (continued)
----------------------

                                                        2003        2002
                                                    -----------  ----------
     Current Tax Asset Value of Net Operating
       Loss Carryforwards at Current Prevailing
       Federal Tax Rate                             $1,748,232   $ 571,228
     Valuation Allowance                            (1,748,232)   (571,228)
                                                    -----------  ----------
       Net Tax Asset                                $     -      $    -
                                                    ===========  ==========
       Current Income Tax Expense                   $     -      $    -
       Deferred Income Tax Benefit                        -           -

NOTE 15 - Going Concern
-----------------------

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


                                 Continued
                                    F-22

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 16 - Subsequent Events
---------------------------

On April 1, 2004, the Company entered into a Private Placement Memorandum wherein they offered 3,333,333 shares of common stock at $.15 per share. Each purchaser of shares in this offering will also receive a warrant to purchase a number of shares of common stock equal to the total number of shares purchased. The warrants will have an exercise price of $.50 per share and will be exercisable immediately, until April 1, 2005. The warrants will be valued by using the Black-Scholes pricing model in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

Subsequent to the issuance of this report, the Company paid a total of $390,627 in payroll tax liabilities due. A total of $316,097 was paid to the Internal Revenue Service ("IRS") and a total of $74,530 was paid to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2003 and 2002 (See Note 13).
These amounts do not include any penalties or interest that may be levied by the IRS or EDD.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were not changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the current directors and officers and significant employees, their ages, and all offices and positions. Directors are elected for a term of one year. The Bylaws provide for annual meetings of shareholders to be held on December 7th of each year beginning in 2002. The Board of Directors elects officers. Each officer holds office pursuant to his employment agreement (if one exists), for a term of one year or until his successor is chosen and qualified or until his earlier resignation or removal.

     Name                     Age   Position(s)                       Director Since
     -----------------------  ----  --------------------------------  --------------
     Ronald C. Touchard       44    Chairman, & CEO                   December 2001
     Henning D. Morales       37    Director & President              December 2001
     Allen N. Kimble, CPA     42    Secretary, Treasurer, and CFO
     Dr. Michael Brown        55    Vice President of Communications
     Michael Wiedder          44    Vice President of Business Development
     Karen Kirby              50    Vice President of Product Technology
     Craig Carlson            37    Vice President of Operations
     Chris Lobato             50    Vice President of Sales and Marketing
     Ken Jones                30    Director of Customer Service

     Set forth below is certain biographical information regarding our current executive officers and directors:

     RONALD C. TOUCHARD has been self-employed since 1980 as an independent representative for different network marketing companies for which he has built sales organizations. He has also been a trainer in the network marketing industry. From May 18, 2001, until December 31, 2001, he was the president and a director of eWorldNet, Inc., an Internet marketing company, and from September 11, 2001, until December 31, 2001, he was president, CEO, and a director of MLM World News Today, Inc., the parent company of such entity. From December 1998 until July 2000 Mr. Touchard was a director and master distributor for PriceNet USA, Inc., a company engaged in marketing Internet shopping malls. PriceNet USA, Inc. filed for bankruptcy under Chapter 11 in November 2001; the court subsequently rejected the filing. Mr. Touchard filed for personal bankruptcy under Chapter 11 on December 14, 2001. The personal bankruptcy was re-organized and the court dismissed the bankruptcy on December 10, 2002. Misty Touchard, EWM's assistant treasurer, is the wife of Ronald C. Touchard.
                                     48
     HENNING DANILO MORALES has been self-employed since 1989 as a business and marketing consultant. From March 2001 until December 2001 he was employed as a vice-president of international business by eWorldNet, Inc. From December 2000 until March 2001 Mr. Morales was a consultant and international sales director for 121 Inc., an online portal using network marketing to promote portal sales and to drive traffic to the member
portals.   From August 2000 until December 2000 he was a consultant to and a director of international business for Prime Buy, a retail e-commerce company. From August 1998 until August 2000 PriceNet USA, Inc., a retail e-commerce company, employed Mr. Morales as a director of international sales for Latin America. From December 1996 until July 1998 he was director of the Latin America division for FutureNet, Inc., a network marketing company which offered various high tech products beginning wih a set-top computer-accessory device which would enable users to access the Internet directly into their television sets.

     ALLEN N. KIMBLE joined EWM on April 22, 2002 as Chief Financial Officer. He was appointed secretary and treasurer on September 19, 2002. Mr. Kimble has over 17 years of accounting experience, including several years in senior management positions of both public and private companies. From March 2001 through April 2002 he was self-employed as an independent
financial consultant.   From May 2000 until March 2001 he served as CFO of
PriceNet USA, Inc., a retail e-commerce company. From September 1999 to May 2000 Mr. Kimble served as a financial consultant to Xtranet Systems, Inc. From January 1999, Mr. Kimble was part owner and CFO of Trans Mobile Solutions, Inc., a transportation company that was successfully sold during April 2001 to a larger nationally known transportation company. From December 1995 until January 1999, Mr. Kimble served as West Area Controller for Laidlaw Transit Services where he oversaw the entire financial operations of the $100 million annual revenue business unit. Mr. Kimble is a CPA licensed in the State of California

     DR. MICHAEL BROWN is an internationally renowned trainer, consultant, and author of four books that have been translated into seven languages. After receiving his doctorate in Counseling/Psychology from Michigan State University in 1974, he co-founded Huron Valley Institute, which became the largest psychological treatment and training center in the U.S., and Dr. Michael Brown & Distributors, a consulting, training, and marketing firm specializing in Adult Development, Organizational Change, and Managing Life/Career Transitions. From 1986 until 1998 he was Senior Vice President of Training for Kahler Communications, Inc., an international management consulting and training firm, where he trained, trained trainers and developed consulting and training programs for all levels of management development, encompassing such areas as Sales Training, Personality Management, Process Communication, Leadership Development, Team-Building, Managing Change, and others. Dr. Brown has been teaching and training in the Network Marketing industry for more than 25 years and was a pioneer in the development of Internet Marketing systems for the Direct Sales industry.

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

     CRAIG CARLSON joined EWM in November 2002 and he brings a wealth of experience in operations and corporate development. Mr. Carlson has led companies in developing and managing technology integration, operational processes, and operational controls. He has previously directed the operations for two companies on a day-to-day basis. Most recently, Mr. Carlson was an executive team member with a special World Bank Commercialization Team that created vertically integrated export-oriented turnkey businesses around the world. He holds an MBA from Purdue and teaches business management courses at two local universities. As VP of Operations, Mr. Carlson focuses on developing and improving operational processes regarding product purchases and commission payment. In addition, he oversees all Customer Service.

     CHRIS LOBATO joined us in January 2004 and has more than 20 years experience in marketing and direct sales, and has previously held corporate positions with Herbalife International, BodyWise International and Lifetronix. He has also experienced a great deal of success in personal business ventures, including the building of an international Herbalife distributorship that generated millions of dollars in annual revenues, and the development of a highly acclaimed series of Motivational Seminars focusing on direct sales, personal success and Leadership Development.

     KEN JONES was appointed Director of Customer Service in April 2003 and has a track record of hands-on experience with Customer Service and Human Resources, including direct experience with eWorldMedia. Ken's background in sales, network marketing, human resources and customer relations, and his intimate knowledge of every aspect of eWorldMedia's technologies and back office functions make him the ideal candidate for this position.


Item 10. EXECUTIVE COMPENSATION

     This Table sets forth the annual compensation for th three most recently completed fiscal years of the named executive officers that were serving as executive officers during the periods referred to:

                                                     Long Term Compensation
                                                    -----------------------
                            Annual Compensation         Awards      Payouts
                       -------------------------    --------------  -------
                                                            Secur-
                                                             ities
                                           Other    Restr   Under-                All
                                          Annual    icted    lying              Other
                                          Compen    Stock  Options     LTIP    Compen
Name and                Salary     Bonus  sation   Awards    SARs/  Payouts    sation
Position        Year       ($)       ($)     ($)      ($)      (#)      ($)       ($)
-------------------------------------------------------------------------------------
Ron Touchard
CEO             2003  $138,000  $131,277 $    -   $    -   $    -   $    -   $  5,823
                                     (1)                                          (2)
                2002  $138,000  $     -  $    -   $    -   $    -   $    -   $46,356
                                                                                  (3)
                2001  $     -   $     -  $    -   $    -   $    -   $    -   $     -

Henning Morales
President
                2003  $111,000  $ 89,550 $    -   $    -   $     -  $    -   $ 5,823
                                     (4)                                          (5)
                2002  $111,000  $     -  $    -   $    -   $    -   $    -   $34,356
                                                                                  (6)
                2001  $     -   $     -  $    -   $    -   $    -   $    -   $     -

Allen Kimble
CFO
                2003  $92,308   $     -  $    -   $    -   $    -   $    -   $37,500
                                                                                  (7)
                2002  $ 66,488  $     -  $    -   $    -   $    -   $    -   $ 5,000
                           (8)                                                    (9)
                2001  $     -   $     -  $    -   $    -   $    -   $    -   $     -


     (1) This amount includes a one-time, non-reoccurring bonus payout of $125,000 pursuant to Mr. Touchard's employment agreement.
     (2) The amount represents the cash commissions earned by the 4 corporations that Mr. Touchard retains between a 25% to 50% ownership interest as described in Item 12, below.
     (3) Of this amount, $40,000 represents the non-cash amount recorded as other compensation for the issuance of 1,000,000 restricted shares as a signing bonus pursuant to Mr. Touchard's employment agreement, 500,000 shares issued pursuant to assignment of a vendor license agreement to the Company, 450,000 shares issued for pre-incorporation services, and 50,000 shares issued for appointment as a director of the Company. The balance of $6,356 represents the cash commissions earned by the 3 corporations that Mr. Touchard retains a 50% ownership interest as described in
          Item 12, below.

     (4) This amount includes a one-time, non-reoccurring bonus payout pursuant to Mr. Morales's employment agreement.
     (5) The amount represents the cash commissions earned by the 4 corporations that Mr. Morales retains a 25% to 50% ownership interest as described in Item 12, below.
     (6) Of this amount, $28,000 represents the non-cash amount recorded as other compensation for the issuance of 750,000 restricted shares as a signing bonus pursuant to Mr. Morales's employment agreement, 400,000 shares issued for development of the Company's international business plan, 200,000 shares issued for pre-incorporation services, and 50,000 shares issued for appointment as a director of the Company. The balance of $6,356 represents the cash commissions earned by the 3 corporations that Mr. Morales retains a 50% ownership interest as described in Item 12, below.
     (7) This represents the non-cash amount recorded as other compensation for the issuance of 250,000 restricted shares as a bonus for completing the reverse acquisition and becoming a public entity pursuant to Mr. Kimble's employment agreement,
     (8) Mr. Kimble joined the Company on April 22, 2003 and this amount represents the salary earned for the partial year.
     (9) This represents the non-cash amount recorded as other compensation for the issuance of 250,000 restricted shares as a signing bonus pursuant to Mr. Kimble's employment agreement.

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

     RONALD C. TOUCHARD. We entered into a three-year full-time employment agreement with Mr. Touchard to serve as our chief executive officer. The agreement sets an annual base salary of $120,000; Mr. Touchard received a signing bonus of 1,000,000 shares of our restricted common stock. We have agreed to provide him a term life insurance policy in the amount of $1,000,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. We have further agreed to provide for him a liability insurance policy in the amount of $2,000,000. We have also agreed to pay him a one-time cash bonus of $125,000 at any time gross sales of at least $750,000 are generated during any four month period, or $50,000 of such $125,000 bonus amount upon the completion of the full amount of the initial private offering, whichever shall first occur. We will pay him a finder's fee equal to 10% of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. He is entitled to receive a car allowance of $1,500 per month, three weeks paid vacation per year, and medical insurance for himself, his spouse, and his dependents.

     HENNING DANILO MORALES. We have entered into a three-year full-time employment agreement with Mr. Morales to serve as our president. The agreement sets an annual base salary of $96,000; Mr. Morales received a signing bonus of 750,000 shares of our restricted common stock. We have agreed to provide him a term life insurance policy in the amount of $800,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. We have also agreed to pay him a one-time cash bonus of $125,000 at any time we record gross sales of at least $3,000,000 during any three-month period. We will pay him a finder's fee equal to 10% of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. He will receive a car allowance of $1,250 per month; three weeks of paid vacation each year, and medical insurance for himself, his spouse, and his dependents.

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


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     BENEFICIAL OWNERSHIP TABLE. At December 31, 2003, we had 24,139,200 shares actually outstanding. The following table sets forth certain information concerning the ownership of our common stock as of December 31, 2003, of each person who is known to us to be the beneficial owner of more than 5% of our common stock, all directors, executive officers and senior management, and our directors, executive officers and senior management as a group:


                                 Amount and Nature
   Name and Address                of Beneficial            Percentage
  Of Beneficial Owner              Ownership (1)            Ownership
-------------------------       ------------------       ---------------
Ronald C. Touchard                   2,100,000 (2)                 8.07%
11 Marble Sands
Newport Beach, CA 92660

Ronald C. Touchard,
Proxy                                8,194,500 (2)                33.95%

Henning D. Morales                   1,400,000 (3)                 5.08%
16755 Scottsdale Avenue
Riverside, CA  92504

Dr. Michael Brown                      691,500 (4)                 2.86%
15272 Yorkshire Lane
Huntington Beach, CA 92647

Michael Wiedder                        508,000 (5)                 2.10%
950 2nd Street, #211
Santa Monica, CA 90403

Karen Kirby                            300,000 (6)                 1.24%
31 Cosimo
Irvine, CA 92614

Allen Kimble                           500,000 (7)                 2.07%
49 Parrell Ave.
Foothill Ranch, CA 92610

Craig Carlson                          105,000 (8)                 0.43%
23920 Anza Ave. #142
Torrance, CA 90505

Kenyatto Jones                         255,000 (9)                 1.06%
13141 Aspenwood
Garden Grove, CA 92840

DIRECTORS,EXECUTIVE OFFICERS
AND KEY EMPLOYEES
AS A GROUP (8 PERSONS)              10,738,000                    44.48%

G. Richard Burnett                    773,500 (10)                 3.20%
6402 McLeod Dr.
Suite #2
Las Vegas, NV 89120
---------------------------------------------------------------------------

     (1) Unless otherwise indicatd, the named person is the sole beneficial owner of the shares.

     (2) This number includes 2,000,000 shares in the name of Mr. Touchard and 100,000 shares in the name of Mrs. Touchard, with whom he is deemed to share beneficial ownership of such shares. Mrs. Touchard has granted a voting proxy for her shares to Mr. Touchard. In addition, Mr. Touchard has proxies to vote 8,194,500 shares and is deemed to share beneficial ownership of these shares with the record owner of the shares.

     (3) Mr. Morales has granted to Mr. Touchard a proxy to vote these 1,400,000 shares held directly by Mr. Morales. Mr. Morales and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (4) Of the number of shares set forth in this table, 381,500 are held directly by Mr. Brown and his daughter holds 310,000 shares. Mr. Brown has also granted to Mr. Touchard a proxy to vote the 381,500 shares held directly by Mr. Brown. Mr. Brown and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (5) Mr. Wiedder has granted to Mr. Touchard a proxy to vote these 500,000 shares held directly by Mr. Wiedder. Mr. Wiedder and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (6) Mrs. Kirby has also granted to Mr. Touchard a proxy to vote the 300,000 shares held directly by Mrs. Kirby and she and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (7) Mr. Kimble shares beneficial ownership of these shares with his wife. Mr. Kimble has also granted to Mr. Touchard a proxy to vote the 500,000 shares held directly by Mr. Kimble and his wife. Mr. Kimble and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (8) Mr. Carlson has also granted to Mr. Touchard a proxy to vote the 105,000 shares held directly by Mr. Carlson and he and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (9) Mr. Jones has also granted to Mr. Touchard a proxy to vote the 255,000 shares held directly by Mr. Jones and he and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy.

     (10) Mr. Burnett shares beneficial ownership of 773,500 of these shares with members of his family. Mr. Burnett has also granted to Mr. Touchard a proxy to vote the 330,000 shares beneficially owned by Mr. Burnett. Mr. Burnett and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy

     IRREVOCABLE PROXIES. Shareholders owning 8,194,500 shares of our common stock have entered into irrevocable proxy agreements with Mr. Touchard granting him voting rights of all these outstanding shares through December 31, 2007. During the term of the proxy agreement the stockholder will not be permitted to sell, assign, pledge, hypothecate, or transfer any of his shares unless the party purchasing, receiving, or obtaining an interest in the shares agrees in writing to be bound by the terms of the proxy agreement. However, if any of the shares were sold in a broker transaction in which the stockholder did not solicit or arrange for the solicitation of orders to buy the shares in anticipation of or in connection with such transaction, the terms of the proxy agreement would cease as to the shares so sold.
                                     56
Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     On or about January 2, 2002, we issued shares to the following persons, who are officers, directors, and/or 5% shareholders, as signing bonuses for either employment or consulting agreements:

          Name                         Number of Shares
          -------------------          ----------------
          Ronald C. Touchard                 1,000,000
          Henning Danilo Morales               750,000
          Michael Wiedder                      500,000
          Dr. Michael Brown                    250,000

      Pursuant to the terms of the employment agreement with Mr. Touchard, he will be permitted to retain two of his distributorships involving other products from other business entities. Management does not believe that such involvement by Mr. Touchard would create any conflict of interest in fulfilling his duties as an officer, director, and employee of our company.

     In April 2002 we issued 250,000 shares to Allen Kimble for accepting appointment as an officer and in January 2003 we issued an additional 250,000 shares to Mr. Kimble upon completion of the Closing of the Exchange Agreement.

      In September 2002 we issued 330,000 shares to G. Richard Burnett for accepting appointment as an officer and reserved 400,000 shares for future issuance subject to certain incentive arrangements.

      Mr. Touchard and Mr. Morales each own 50% interest in two (2) corporations, Internet Business Services and CPC5 and a 25% ownership interest in two additional corporations, eWorld Unlimited (formerly CLT Ascension, Inc.) and eWorld Expansion (formerly Maitland Business Consortium, Inc.). These entities are at the very top of our sales force genealogy. These positions receive residual commissions and overrides on all sales generated by the company and upon substantial generation of revenue these residual commissions could be material in nature to those business entities (see Item 10, Other Compensation, above).

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

      Mr. Kimble maintains a position within our sales commissioning system and although there have been no commissions generated to date, this position could receive residual commissions and overrides on all sales generated by representatives in his downline organization.

      Mrs. Kirby maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in her downline organization.

      Mr. Carlson maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in his downline organization.

      Mr. Jones maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in his downline organization.

      Mr. Burnett maintains a position within our sales commissioning system and this position receives residual commissions and overrides on all sales generated by representatives in his downline organization.

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS TO FORM 10-KSB

     Exhibit No.      Description of Exhibit

     2.1 Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 4, 2002)
     3.1 Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit
                      10.1 of the Company's Form 10QSB filed on November
                      14, 2002)
     4.1 Lockup Provisions for Non-Registerable Shares, with schedule (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on January 21, 2003)
     4.2 Lockup Provisions for Registerable Shares, with schedule (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 21, 2003)
     4.3 Lockup Agreement effective January 6, 2003, with Nathan Drage (incorporated by reference to Exhibit
     4.3              of the Company's Form 8-K filed on January 21, 2003)
     4.4 Lockup Agreement effective January 6, 2003, with Mountain Holding, Inc. (incorporated by reference to
                      Exhibit 4.4 of the Company's Form 8-K filed on January 21, 2003)
     4.5 Lockup Agreement effective January 6, 2003, with Global Funding Group, Inc. (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed on January 21, 2003)

     4.6              Lockup Agreement effective January 6, 2003, with
                      Portsmith Partners of Nevada, Inc. (incorporated by
                      reference to Exhibit 4.6 of the Company's Form 8-K
                      filed on January 21, 2003)
     10.2             Employment Agreement and Indemnification Agreement
                      with Ronald C. Touchard  (incorporated by reference
                      to Exhibit 10.2 of the Company's Form 8-K filed on
                      January 21, 2003)
     10.3             Employment Agreement, Amendment No. 1, and
                      Indemnification Agreement with Henning D. Morales
                      (incorporated by reference to Exhibit 10.3 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.4             Employment Agreement with Allen N. Kimble
                      (incorporated by reference to Exhibit 10.4 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.5             Employment Agreement and Addendum with G. Richard
                      Burnett (incorporated by reference to Exhibit 10.5
                      of the Company's Form 8-K filed on January 21, 2003)
     10.6 & 4.7       Form of Irrevocable Proxy (incorporated by reference
                      to Exhibit 10.6 of the Company's Form 8-K filed on
                      January 21, 2003)
     10.7             Office Lease Agreement, Personal Guaranty and
                      Addendums for Newport Beach office space
                      (incorporated by reference to Exhibit 10.7 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.8             Agreement Regarding Loan and Issuance of Shares
                      dated February 14, 2002, between eWorldMedia, Inc.
                      and First Reserve Corporation, the original
                      promissory note dated February 25, 2002, the current
                      promissory note issued by eWorldMedia, Inc. dated
                      January 6, 2003, for $78,783.55, and the personal
                      guarantees of Mr. Touchard and Mr. Morales dated
                      February 25, 2002 (incorporated by reference to
                      Exhibit 10.8 of the Company's Form 8-K filed on
                      January 21, 2003)
     10.9 & 4.8       Stock Option Agreement as of April 10, 2002, and
                      Addendum dated October 17, 2002, between
                      eWorldMedia, Inc. and First Reserve Corporation
                      (incorporated by reference to Exhibit 10.9 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.10            Consultant's Compensation Agreement dated March 15,
                      2002, between eWorldMedia, Inc. and First Reserve
                      Corporation (incorporated by reference to Exhibit
                      10.10 of the Company's Form 8-K filed on January 21,
                      2003)
     10.11            License and Services Agreement with CaptureQuest,
                      Inc. dated April 19, 2002, without exhibits
                      (incorporated by reference to Exhibit 10.11 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.12            Stock Option/Stock Issuance Plan of the Parent
                      adopted January 6, 2003 (incorporated by reference
                      to Exhibit 10.12 of the Company's Form 8-K filed on
                      January 21, 2003)
     23.1             Consent of Chisholm, Bierwolf, & Nilson, LLC, filed
                      herewith.
     31.1             Chief Executive Officer Certification, filed
                      herewith.
     31.2             Chief Financial Officer Certification, filed
                      herewith.
     32.1             Section 1350 Certification of our Chief Executive
                      Officer, filed herewith.
     32.2             Section 1350 Certification of our Chief Financial
                      Officer, filed herewith.
                                     59

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-month period ended December 31, 2003. The following report on Form 8-K was filed in the first quarter of fiscal year 2004:

     On February 18, 2004, we filed a Report on Form 8-K relating to our change in auditor due to the merger of our prior auditor's operation, Bierwolf, Nilson & Associates, into Chisholm, Bierwolf & Nilson, LLC.

Item 14.     PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Aggregate fees billed to the Company by Chisholm, Bierwolf, Nilson & Associates (formerly Bierwolf, Nilson & Associates) were as follows:

                                             2002         2003
                                         -----------  -----------
               Audit Fees                $   18,771   $   24,169
               Audit Related Fees                 -            -
               Tax Fees                         450            -
               All other Fees                     -            -

     Audit Committee Pre-Approval Procedures for Independent Auditor-Provided Services.

     The audit committee of the Board of Directors, has not adopted formal pre-approval policies, but has the sole authority to engage the Company's outside auditing and tax preparation firms and must approve all tax consulting and auditing arrangements with the independent accounting firms prior to the performance of any service. Approvals for such services are evaluated during the audit committee meetings and must be documented by signature of an audit committee member on the engagement letter of the independent accounting firm.





                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   eWorldMedia Holdings, Inc.
                                   (Registrant)



Date: April 14, 2004               By /S/ Ronald C. Touchard
                                      -----------------------------------
                                          Ronald C. Touchard,
                                          Chairman of the Board,
                                          Chief Executive Officer


Date:  April 14, 2004              By /S/ Allen Kimble
                                      -----------------------------------
                                          Allen N. Kimble,
                                          Chief Financial Officer

Date: April 14, 2004               By: /S/ Henning Morales
                                       ----------------------------------
                                           Henning Morales
                                           Director,
                                           Executive Vice President