Form 10KSB/A
period 2003-12-31
EWORLDMEDIA HOLDINGS INC
filed 2004-04-19
CIK 355168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              Form 10-KSB/A

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

Transitional Small Business Disclosure Format:     Yes [ ]      No [X]
                                     1

                        eWORLDMEDIA HOLDINGS, INC.
                      ANNUAL REPORT ON FORM 10-KSB/A
                        Year Ended December 31, 2003
                             TABLE OF CONTENTS


                                                                   Page
                                                               ------------

                                   PART I

     Item 1.   Description of Business                                 3

     Item 2.   Description of Property                                12

     Item 3.   Legal Proceedings                                      12

     Item 4.   Submission of Matters to a Vote of
               Security Holder                                        13

                                  PART II

     Item 5.   Market for Common Equity and Related
               Stockholder Matters                                    13

     Item 6.   Management's Discussion and Analysis of
               Plan of Operation                                      16

     Item 7.   Financial Statements                                22

     Item 8.   Changes In and Disagreements with Accountants
               On Accounting and Financial Disclosure              45

  Item 8a.  Controls and Procedures                                45

                                  PART III

     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               Of the Exchange Act                                 45

     Item 10.  Executive Compensation                                 48

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters      51

     Item 12.  Certain Relationships and Related Transactions         53

     Item 13.  Exhibits and Reports on Form 8-K                       55

     Exhibit Index                                                    55

  Item 14.  Principle Accountant Fees and Services                 56

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

     On or about February 5, 2004, a lawsuit was filed against us by a former consultant, First Reserve Corporation. The suit claims the breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company." In response, on March 11, 2004 we filed our answer to First Reserve
Corporation's unverified complaint indicating our position that that there has been no performance by First Reserve Corporation to justify their claim. As the discovery process in the matter has just begun, any evaluation as to the merits of the claim and First Reserve Corporation's claim for the monetary damages would be premature, and strictly conjecture. Our position on this matter is to vigorously fight the Complaint on its merits.

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

     On March 29, 2004, the closing sale price of our common stock on the OTC Bulletin Board was $0.28. The following tables set forth the high and low bid prices, per share, for our Common Stock as reported by the OTCBB for each quarter for the past two fiscal years.



                            Common Stock "EWMD"

          Fiscal Quarters                 High*           Low*
          ------------------------     -----------    -----------

       March 31, 2003                  $ 1.80         $ 1.25
          June 30, 2003                   $ 1.25         $ 0.90
          September 30,2003               $ 1.35         $ 1.00
          December 31, 2003               $ 1.01         $ 0.58

          March 31, 2002                  $ 3.00         $ 1.50
          June 30, 2002                   $ 1.50         $ 1.00
          September 30, 2002              $ 1.00         $ 1.00
          December 31, 2002               $ 2.05         $ 1.75

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

STOCK FOR SALES PERFORMANCE BONUSES AND EMPLOYMENT AGREEMENT BONUSES
     In an effort to maintain a positive working environment and to retain key individuals, during the three months ended December 2003 we issued to our key sales representatives and employees 270,000 shares of restricted common stock as bonuses per certain performance or employment agreements. The non-cash compensation cost for the Company totaled $40,500 and was properly included in the recipient's income calculations for 2003 and included on the Form W-2 and/or Form 1099 submitted to the appropriate taxing authorities. During the period we also cancelled 463,000 shares valued at $9,260 that were issued in error earlier in the year but prior to the fourth quarter. The shares referred to above were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Rule 506 of Regulation D
  promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as founders or employment agreement bonuses; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

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

                                     16
DESCRIPTION OF SECURITIES

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

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     -------------------
     We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.
                                     17

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

     General and Administrative Costs
     --------------------------------
     General and administrative expenses include fees for office space, compensated absences, travel and entertainment costs, insurance and costs for promotional meetings.
                                     18
     Income Taxes
     ------------
     The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

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

     In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.
                                     19
     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

                                                     December 31,   December 31,
Statements of Operations Data:                           2003           2002
================================================================================
     Net Sales                                       $   830,606    $   799,643
     Gross Margin                                    $   653,984    $   618,264
     Sales, General and Administrative Expenses      $ 3,745,246    $ 2,152,620
     Income (Loss) from Operations                   $(3,091,262)   $(1,534,356)
     Other Income                                    $         -    $     6,371
     Interest and Other Expense                      $    89,828    $    15,875
     Income (Loss) Before Taxes                      $(3,181,090)   $(1,543,860)
     Income Tax Provision                            $       -      $         -
     Net Income (Loss)                               $(3,181,090)   $(1,543,860)
     Earnings (Loss) Per Share                       $    (0.159)   $    (0.153)


                                                     December 31,   December 31,
     Balance Sheet Data:                                 2003           2002
     -------------------                             ------------   ------------
     Working Capital                                 $    87,270    $    40,924
     Total Assets                                    $   395,087    $   267,698
     Total Current Liabilities                       $ 1,104,595    $   628,547

     Long Term Portion of Capital Lease Obligations  $       -      $       -

     Total Stockholders Equity (Deficit)             $  (709,508)   $  (360,849)
--------------------------------------------------------------------------------
                                     20

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

     During the year ended December 30, 2003, we incurred $3,745,246 in selling, general and administrative expenses, of which $1,084,838 was associated with salary and wages, $531,351 was incurred for promotional meetings, including leadership airfare and lodging, $797,595 was associated with consulting fees, $481,376 was associated with commissions paid to the sales force, $99,682 was related to rent costs, and $160,747 was related to professional legal and accounting fees. These costs for the year ended 2003 were $1,592,625 higher from the $2,152,620 in selling, general and administrative expenses incurred during the year ended December 31, 2002. The expenses for the year 2002 included $501,510 paid as sales commissions, $375,604 paid as consulting fees, $530,398 paid as salary and wages and $135,573 incurred as professional legal and accounting fees. The overall

                                     21
increase in costs for the year ended December 31, 2003 compared to the same period in 2002 was mainly attributable the full year of salaries for most of the management team, the one-time bonus payouts per contractual obligations (see Item 10 below) coupled with the increase in administrative staff for the year.

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

     Net cash used by investing activities of $(132,792) for the year ended December 31, 2003 was attributable to the acquisition of certain intangible assets, the licensing of our genealogy and commission payment system and the purchase of office furniture and equipment. Net cash used by investing activities of $(73,750) for the year ended December 31, 2002 was primarily attributable to the acquisition of the intellectual property rights of our commercial builder system.
                                     22

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

     Therefore, our to continue in business as a going concern depends upon our continuing ability to sell our products, to generate franchise and licensing fees from the potential sales of our technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that we may enact will enable us to meet our working capital requirements.
                                     23
Item 7.     FINANCIAL STATEMENTS

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2003 and concluded that such controls and procedures were effective. There were not changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Audit Committee Financial Expert

     We do not have an audit commitee. Accordingly, we do not have an "audit committee financial expert" as that term is defined in the SEC rules.


Code of Ethics

     We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charged, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 610 Newport Center Drive, Suite 210, Newport Beach, California 92660.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors an greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all
Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to us, we believe that during 2003 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Item 10. EXECUTIVE COMPENSATION

     This Table sets forth the annual compensation for th three most recently completed fiscal years of the named executive officers that were serving as executive officers during the periods referred to:

                                                     Long Term Compensation
                                                    -----------------------
                            Annual Compensation         Awards      Payouts
                       -------------------------    --------------  -------
                                                            Secur-
                                                             ities
                                           Other    Restr   Under-                All
                                          Annual    icted    lying              Other
                                          Compen    Stock  Options     LTIP    Compen
Name and                Salary     Bonus  sation   Awards    SARs/  Payouts    sation
Position        Year       ($)       ($)     ($)      ($)      (#)      ($)       ($)
-------------------------------------------------------------------------------------
Ron Touchard
CEO             2003  $138,000  $131,277 $    -   $    -   $    -   $    -   $  5,823
                                     (1)                                          (2)
                2002  $138,000  $     -  $    -   $    -  $    -   $    -   $  46,356
                                                                                  (3)
                2001  $     -   $     -  $    -   $    -   $    -   $    -   $     -

Henning Morales
President
                2003  $111,000  $ 89,550 $    -   $    -   $     -  $    -   $ 5,823
                                     (4)                                          (5)
                2002  $111,000  $     -  $    -   $    -  $    -   $    -    $34,356
                                                                                  (6)
                2001  $     -   $     -  $    -   $    -   $    -   $    -   $     -

Allen Kimble
CFO
                2003  $92,308   $     -  $    -   $     -  $    -   $    -   $37,500
                                                                                  (7)
                2002  $ 66,488  $     -  $    -   $     -  $    -   $    -   $ 5,000
                           (8)                                                    (9)
                2001  $     -   $     -  $    -   $    -   $    -   $    -   $     -


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


Otion Grants in Last Fiscal Year
     We have not granted any options to nor has any options been exercised by, our executive officers during the last fiscal year.

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

     (10) Mr. Burnett shares beneficial ownership of 773,500 of these shares with members of his family. Mr. Burnett has also granted to Mr. Touchard a proxy to vote the 330,000 shares beneficially owned by Mr. Burnett. Mr. Burnett and Mr. Touchard are deemed to share beneficial ownership of these shares by virtue of the proxy

     IRREVOCABLE PROXIES. Shareholders owning 8,194,500 shares of our common stock have entered into irrevocable proxy agreements with Mr. Touchard granting him voting rights of all these outstanding shares through December 31, 2007. During the term of the proxy agreement the stockholder will not be permitted to sell, assign, pledge, hypothecate, or transfer any of his shares unless the party purchasing, receiving, or obtaining an interest in the shares agrees in writing to be bound by the terms of the proxy agreement. However, if any of the shares were sold in a broker transaction in which the stockholder did not solicit or arrange for the solicitation of orders to buy the shares in anticipation of or in connection with such transaction, the terms of the proxy agreement would cease as to the shares so sold.
                                     55
EQUITY COMPENSATION PLAN INFORMATION

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

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS TO FORM 10-KSB

     Exhibit No.      Description of Exhibit

     2.1 Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 4, 2002)
     3.1 Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit
                      10.1 of the Company's Form 10QSB filed on November
                      14, 2002)
     4.1 Lockup Provisions for Non-Registerable Shares, with schedule (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on January 21, 2003)
     4.2 Lockup Provisions for Registerable Shares, with schedule (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 21, 2003)
     4.3 Lockup Agreement effective January 6, 2003, with Nathan Drage (incorporated by reference to Exhibit
     4.3              of the Company's Form 8-K filed on January 21, 2003)
     4.4 Lockup Agreement effective January 6, 2003, with Mountain Holding, Inc. (incorporated by reference to
                      Exhibit 4.4 of the Company's Form 8-K filed on January 21, 2003)
     4.5 Lockup Agreement effective January 6, 2003, with Global Funding Group, Inc. (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed on January 21, 2003)

     4.6              Lockup Agreement effective January 6, 2003, with
                      Portsmith Partners of Nevada, Inc. (incorporated by
                      reference to Exhibit 4.6 of the Company's Form 8-K
                      filed on January 21, 2003)
     10.2             Employment Agreement and Indemnification Agreement
                      with Ronald C. Touchard  (incorporated by reference
                      to Exhibit 10.2 of the Company's Form 8-K filed on
                      January 21, 2003)
     10.3             Employment Agreement, Amendment No. 1, and
                      Indemnification Agreement with Henning D. Morales
                      (incorporated by reference to Exhibit 10.3 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.4             Employment Agreement with Allen N. Kimble
                      (incorporated by reference to Exhibit 10.4 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.5             Employment Agreement and Addendum with G. Richard
                      Burnett (incorporated by reference to Exhibit 10.5
                      of the Company's Form 8-K filed on January 21, 2003)
     10.6 & 4.7       Form of Irrevocable Proxy (incorporated by reference
                      to Exhibit 10.6 of the Company's Form 8-K filed on
                      January 21, 2003)
     10.7             Office Lease Agreement, Personal Guaranty and
                      Addendums for Newport Beach office space
                      (incorporated by reference to Exhibit 10.7 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.8             Agreement Regarding Loan and Issuance of Shares
                      dated February 14, 2002, between eWorldMedia, Inc.
                      and First Reserve Corporation, the original
                      promissory note dated February 25, 2002, the current
                      promissory note issued by eWorldMedia, Inc. dated
                      January 6, 2003, for $78,783.55, and the personal
                      guarantees of Mr. Touchard and Mr. Morales dated
                      February 25, 2002 (incorporated by reference to
                      Exhibit 10.8 of the Company's Form 8-K filed on
                      January 21, 2003)
     10.9 & 4.8       Stock Option Agreement as of April 10, 2002, and
                      Addendum dated October 17, 2002, between
                      eWorldMedia, Inc. and First Reserve Corporation
                      (incorporated by reference to Exhibit 10.9 of the
                      Company's Form 8-K filed on January 21, 2003)
     10.10            Consultant's Compensation Agreement dated March 15,
                      2002, between eWorldMedia, Inc. and First Reserve
                      Corporation (incorporated by reference to Exhibit
                      10.10 of the Company's Form 8-K filed on January 21,
                      2003)
     10.11            License and Services Agreement with CaptureQuest,
                      Inc. dated April 19, 2002, without exhibits
                      (incorporated by reference to Exhibit 10.11 of the Company's Form 8-K filed on January 21, 2003)
     10.12            Stock Option/Stock Issuance Plan of the Parent
                      adopted January 6, 2003 (incorporated by reference to Exhibit 10.12 of the Company's Form 8-K filed on January 21, 2003)
     23.1             Consent of Chisholm, Bierwolf, & Nilson, LLC, filed
                      herewith.
     31.1             Chief Executive Officer Certification, filed
                      herewith.
     31.2             Chief Financial Officer Certification, filed
                      herewith.
  32.1             Section 1350 Certification of our Chief Executive
                      Officer and Chief Financial Officer, filed herewith.

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



                                   eWorldMedia Holdings, Inc.
                                   (Registrant)



Date: April 19, 2004               By /S/ Ronald C. Touchard
                                      -----------------------------------
                                          Ronald C. Touchard,
                                          Chairman of the Board,
                                          Chief Executive Officer


Date:  April 19, 2004              By /S/ Allen Kimble
                                      -----------------------------------
                                          Allen N. Kimble,
                                          Chief Financial Officer

Date:  April 19, 2004              By: /S/ Henning Morales
                                       ----------------------------------
                                           Henning Morales
                                           Director,
                                           Executive Vice President