Form 10QSB
period 2004-03-31
EWORLDMEDIA HOLDINGS INC
filed 2004-05-24
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of May 12, 2004 was 29,015,719.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

















                        eWORLDMEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.
                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets at March 31,
     2004 and December 31, 2003                                         4

  Condensed Consolidated Statements of Operations for
     the three months ended March 31, 2004 and 2003                     5

  Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2004 and 2003                         6

  Notes to the Condensed Consolidated Financial Statements              7

Item 2. Management's Discussion and Analysis or Plan of Operation       9

Item 3. Controls and Procedures                                        12


                         PART II. Other Information

Item 1. Legal Proceedings                                              12

Item 2: Changes in Securities                                          13

Item 3. Defaults Upon Senior Securities                                13

Item 4: Submission of Matters to a Vote of Security Holders            13

Item 5. Other Information                                              14

Item 6. Exhibits and Reports on Form 8-K                               14

Signatures                                                             14








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

The Company cautions readers to review the cautionary statements set forth in this report and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.


Item 1. Financial Statements.


The following consolidated financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.






                         eWORLDMEDIA HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003(Unaudited)

                                                   March 31,   December 31,
                                                     2004          2003
                                                 ------------  ------------
ASSETS
Current Assets
  Cash                                           $         0   $    44,694
  Accounts Receivable                                 51,751        42,576
  Employee Receivables                                     0         1,807
  Prepaid Expenses                                    10,877        13,406
  Lease Deposits                                      21,805        21,805
                                                 ------------  ------------
     Total Current Assets                             84,433       124,288

Property & Equipment
  Computer Equipment                                  51,292        51,292
  Furniture & Fixtures                                13,275        11,975
                                                 ------------  ------------
     Total Property & Equipment                       64,567        63,267
     Less: Accumulated Depreciation                   (7,100)       (3,937)
     Net Property & Equipment                         57,467        59,330

Other Assets
  License Rights                                     287,140       287,140
  Accumulated Amortization                           (99,599)      (75,671)
                                                 ------------  ------------
     Total Other Assets                              187,541       211,469
                                                 ------------  ------------
     TOTAL ASSETS                                $   329,441   $   395,087
                                                 ============  ============

                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Accounts Payable                               $   227,748   $   226,311
  Commissions Payable                                155,382       157,356
  Accrued Expenses                                   706,153       575,675
  Notes Payable - Related Party                      107,500       116,950
  Notes Payable                                       14,500        14,500
  Interest on Notes Payable                           16,603        13,803
                                                 ------------  ------------
     Total Current Liabilities                     1,227,886     1,104,595

Stockholder's Equity
  Common Stock, 100,000,000 Shares Authorized
   at $.001 Par Value.                                26,241        24,139
  Additional Paid-In-Capital                       4,716,075     4,048,090
  Accumulated Deficit                             (5,627,611)   (4,718,587)
  Less: Subscriptions Receivable                     (13,150)      (63,150)
     Total Stockholder's Equity                     (898,445)     (709,508)
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $   329,441   $   395,087
                                                 ============  ============

           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 2004 AND 2003(Unaudited)

                                                   March 31,     March 31,
                                                     2004          2003
                                                 ------------  ------------
Sales Revenue
  Sales (Net)                                        335,725        64,827

Cost of Goods Sold                                    52,255        38,754
                                                 ------------  ------------
  Gross Profit                                       283,470        26,073

Selling, General and Administrative Expenses
  Amortization and Depreciation                       27,091         6,220
  Consulting Fees                                    439,540       121,610
  General & Administration                           260,390        95,367
  Professional Fees                                   28,740        44,670
  Rent                                                26,640        21,770
  Salaries and Wages                                 229,079       151,600
  Sales Commissions                                  181,014        39,534
                                                 ------------  ------------
     Total Selling, General &
     Administrative Expenses                       1,192,494       480,771
                                                 ------------  ------------
     Net Income (Loss) for the Period               (909,024)     (454,698)
                                                 ============  ============
     (Loss) per Common Share                     $     (0.04)  $     (0.02)

     Weighted Average Outstanding Shares          24,471,100    18,273,300



















              The Notes to Consolidated Financial Statements
                  are an integral part of this statement.
                                     5

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 2004 AND 2003(Unaudited)


                                                        March 31,     March 31,
                                                          2004          2003
                                                      ------------  ------------
Cash Flows From Operating Activities
------------------------------------

  Net Income (Loss)                                    $ (909,024)    $(454,699)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating Activities;
   Amortization & Depreciation                             27,092             0
   Stock Issued for Services                              394,085       116,074
   (Increase) Decrease in Accounts Receivable              (9,175)            0
   (Increase) Decrease in Prepaid Expenses                  2,554        (8,080)
   (Increase) Decrease in Employee Receivables              1,782       (32,827)
   (Increase) Decrease in Lease Deposits                        0             0
   Increase (Decrease) in Commissions Payable              (1,974)      (14,240)
   Increase (Decrease) in Accrued Expenses                130,478        48,763
   Increase (Decrease) in Interest Payable                  2,800         6,797
   Increase (Decrease) in Accounts Payable                  1,437        26,071
                                                      ------------  ------------
     Net Cash Provided by Operating Activities           (359,945)     (312,141)

Cash Flows From Investing Activities
  Acquisition of Licensing Agreement                            0       (94,670)
  Acquisition of Computer Equipment & Furniture            (1,300)            0
                                                      ------------  ------------
     Net Cash Provided by Investing Activities             (1,300)      (94,670)

Cash Flows From Financing Activities
  Net Proceeds from Notes Payable                           5,000        95,426
  Payments on Notes Payable                               (14,450)            0
  Net Proceeds from the Issuance of Common Stock          326,001       272,126
                                                      ------------  ------------
  Net Cash Provided by Financing Activities               316,551       367,552

  Net Increase (Decrease) in Cash During the Period       (44,694)      (39,259)

  Cash, Beginning of the Period                            44,694        40,925
                                                      ------------  ------------
  Cash, End of the Period                             $         0   $     1,666
                                                      ============  ============





              The Notes to Consolidated Financial Statements
                  are an integral part of this statement.

           Notes to Consolidated Financial Statements (Unaudited)
                               March 31, 2004


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

2.    Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and its cash flows for the three-month period ended March 31, 2004 and 2003. The financial statements as of March 31, 2004 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Company has not adopted any significant new accounting policies during the three-month period ended March 31, 2004.

     REVENUE RECOGNITION

     Sales revenue is earned on the purchase of our products on our web site. Revenues are recognized when the funds have been received for the products sold.

     Income (Loss) Per Share

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period.

3.    Litigation

     The Company is a party to consultant/vendor related litigation as discussed in Part II, Item 1 below. The first suit alleges breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company. Our position on this matter is to vigorously fight the Complaint on its merits.

     The second suit alleges breach of a written agreement entitled "Consulting/Public Relations Agreement" for failing to remove the restricted endorsement to common shares provided The Amara Group. Our position on this matter is to vigorously fight the Complaint on its merits.

4. Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. As of March 31, 2004, the total balance due is $11,000, which includes $10,000 of principle and $1,000 of accrued interest.

     On January 24, 2003, the Company executed a promissory note for $10,000 with an independent sales representative for the Company, for a period of thirty days. The note was extended until March 31, 2003. The company received an additional $15,000 from the lender on March 24, 2003. The Company repaid $5,000 on April 5, 2003 and the Company issued 113,000 shares of restricted common stock in lieu of extending the due date of the remaining $20,000 until the Company's first $1,000,000 month of sales volume and related interest expense of $2,260. As of March 31, 2004, the balance due is $20,000.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of March 31, 2004, the total balance due is $4,948, which includes $4,500 of principle and $448 of accrued interest.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of March 31, 2004, the total balance due was $53,246.21, which includes $42,500 of principle and $10,746.21 of accrued interest. As of the date of this report filing, the Company is in negotiation with the lender to work out a payment plan.

     On June 1, 2003, the Company executed a promissory note for $14,450 with the prior legal counsel for the Company, for a period of ninety days with an interest rate of 1.5% per calendar month. The note contained installment provisions with $5,000 due and payable on June 30, 2003, and July 31, 2003 and the remaining balance due and payable on August 31, 2003. The Company reached a settlement with the lender and paid a total of $10,000 on February 9, 2004, and as a result the note was cancelled and deemed paid in full.

     On July 18, 2003, the Company executed a promissory note for $42,000 with an independent investor for the Company. The note is secured by a limousine owned by another independent representative of the Company. The note was to be paid back on August 1, 2003. The Company issued 35,000 shares of restricted common stock in accordance to the terms of the note in lieu of interest costs of $700. As of March 31, 2004, the note is in default and the balance due is $42,000.

5. Subsequent Events

     On April 1, 2004, the Company commenced a private placement offering of up to 3,333,333 shares of common stock at $.15 per share. Each purchaser of shares in this offering will also receive a warrant to purchase a number of shares of common stock equal to the total number of shares purchased. The warrants will have an exercise price of $.50 per share and will be exercisable immediately, until April 1, 2005. The warrants will be valued by using the Black-Scholes pricing model in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     Subsequent to the date of this report, the Company paid a total of $390,627 in payroll tax liabilities due. A total of $316,097 was paid to the Internal Revenue Service ("IRS") and a total of $74,530 was paid to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2003 and 2002. These amounts do not include any penalties or interest that may be levied by the IRS or EDD.


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

     We offer a unique rich-media advertising system where a client can log into their password-protected web site and create TV-like commercials in a matter of minutes. There is a series of customizable templates for the clients to select from and they can create and save as many commercials as they like. The commercials can then be transmitted via standard e-mail to the client's customer database or an opt-in database. The email campaigns are stored and various results are tracked through their user-friendly web site.

RESULTS OF OPERATIONS

     NET REVENUES

     Total sales revenues were $335,725 and $64,827 for the three months ended March 31, 2004 and 2003 respectively. Net revenues increased by $270,898 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 as a result of the promotional meetings conducted during January and February 2004 which brought in sales leaders from around the country to show case the Company's products and business opportunities. Other factors that contributed to the increase in sales revenue was the introduction of version 2.0 of our proprietary "eWorldMail" system along with the addition of a new vice president of sales and marketing. Also, during the first three months of 2003 the company was in the process of re-building its commissioning software and sales activity during that period was minimal.

     COST OF REVENUES

     The costs of revenues are associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $52,255 and $38,754 for the three months ended March 31, 2004 and 2003, representing approximately 15.5% and 58.5% of total revenues, respectively. The decrease in cost of revenues, as a percentage of net revenues, for the three month period ended March 31, 2004, as compared to the similar period for 2003, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system in the third quarter of 2003. Prior to the purchase we were subject to certain monthly royalty and licensing payments that amounted to 10% of gross sales revenue and the result of the acquisition effectively eliminated these costs. This royalty charge was in addition to the normal recurring genealogy hosting and internet hosting fees. Furthermore, the costs associated with our
                                     9
genealogy and Internet hosting services contain a fixed monthly portion that we incur regardless of sales activity and even though our sales volume was low for the three-months ended during March 31, 2003 we incurred certain fixed monthly charges.

     GROSS MARGIN.

     Our gross margin as a percentage of net sales for the three-month period ended March 31, 2004 increased to 84.5% compared to 40.2% for the three-month period ended March 31, 2002. The higher gross margin for the three months ended March 31, 2004 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system, as described above. The low gross margin for the three months ended March 31, 2003 was the direct result of the minimal sales revenue coupled with the fixed monthly hosting fees, as described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses were $1,192,494 and $480,771 for the three months ended March 31, 2004 and 2003, respectively.

     During the three-month period ended March 31, 2004, we incurred $1,192,494 in selling, general and administrative expenses, of which $439,540 was associated with consulting fees, $229,079 was associated with salary and wages, $181,014 was associated with commissions paid to the sales force, $151,823 was incurred for promotional meetings, including leadership airfare and lodging, $27,091 was related to amortization and depreciation, $28,740 was related to professional legal and accounting fees, and $26,640 was related to rent costs. These costs for the first quarter of 2004 were $711,723 higher from the $480,771 in selling, general and administrative expenses incurred during the three-month period ended March 31, 2003. The expenses for the first quarter of 2003 included $121,610 paid as consulting fees, $151,600 paid as salary and wages $39,534 paid as sales commissions, and $44,670 incurred as professional legal and accounting fees.

     The overall increase in costs for the three months ended March 31, 2004 compared to the same period in 2003 was mainly attributable to the higher amount of expenditures for consulting fees, salary and wages, sales commissions and promotional meetings. During the period ended March 31, 2004 we incurred an increase of $317,930 in consulting fees as compared to the three month period ended March 31. 2003. We paid consulting fees for investor relations/public relations support, consulting fees for launching and supporting the Mexican operations, finders' fees for financing efforts and temporary labor costs. Most of the consulting fees were paid with common stock of the company rather than cash. For the three month period ended March 31, 2004 we experienced an increase in salaries of $77,479 as compared to the same period in 2003 which stemmed from four additional employees on the payroll. Our commissions increased by $141,480 for the three month period ended March 31, 2004 as compared to the similar period for 2003 in direct relation to the sales increases mentioned above. During the first quarter of 2004, the Company continued its program to expand its independent representative sales force by hosting a series of conventions and opportunity meetings with several hundred network marketing sales leaders. These leaders were brought in from around the country and attended the two-three day meetings and workshops. The company bore most of the costs associated with the promotional meetings, including airfare, hotel and meeting room accommodations. Another component of the overall increase in costs were associated with an increase of $20,871 in amortization and depreciation, which stemmed from the acquisition of certain intangible assets and the purchase of office furniture and equipment that occurred during the third and forth quarters of 2003. The increase in selling, general and administrative expenses was offset somewhat by a decline in professional and legal fees of $15,930.

     NET LOSS.

     Our net loss for the three-month period ended March 31, 2004 was $(909,024) compared with net loss of $(454,698) for the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004, net loss per common share, basic and diluted, was $(0.04) per share. For the three-month period ended March 31, 2003, net loss per common share, basic and diluted, was $(0.02) per share. The increase in negative earning per share for the three months ended March 31, 2004 was the result of the increased selling, general and administrative costs as described above.

                                     10
     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit of $1,143,453 at March 31, 2004. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

     On April 1, 2004, we commenced a private placement offering of up to 3,333,333 shares of common stock at a purchase price of $.15 per share. Each purchaser of shares in this offering will also receive a warrant to purchase a number of shares of common stock equal to the total number of shares purchased. The warrants will have an exercise price of $.50 per share and will be exercisable immediately, until April 1, 2005. As of May 20, 2004, we have raised $235,000 in net proceeds in this offering, after deducting commissions and expenses.

     Net cash used by operating activities of $(378,885) for the three months ended March 31, 2004 included a net loss of $(909,024) which was offset mainly by common stock that was issued for services for $394,085 and an increase in accrued expenses of $130,478. Net cash used by operating activities of $(312,141) for the three months ended March 31, 2003 included a net loss of $(454,699), offset by the issuance of common stock for services of $116,074 and an increase in accrued expenses of $48,763.

     Net cash used by investing activities of $(1,300) for the three months ended March 31, 2004 was attributable to the acquisition of office furniture and equipment. Net cash used by investing activities of $(94,670) for the three months ended March 31, 2003 was primarily attributable to the licensing of software for our genealogy and commissioning system.

     Cash provided by financing activities of $316,551 for the three months ended March 31, 2004 and $367,552 for the three months ended March 31, 2003, was attributable to the issuance of common stock through our private offering and short term borrowings.

     We financed our operations during fiscal year 2003 and the three months ended March 31, 2004 through revenues generated from operations, from short term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted common stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

     GOING CONCERN. Our financial statement audit for the period ended December 31, 2003 expressed substantial doubt as to our ability to continue as a going concern. We have incurred net operating losses since inception. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the
outcome of this uncertainty.   We expect to incur losses as we expand our
business and we will require additional funding during 2004.

     Therefore, our ability to continue in business as a going concern depends upon our continuing ability to sell our products, to generate licensing fees from the potential sales of our technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that we may enact will enable us to meet our working capital requirements.


Item 3.   Controls and Procedures

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls; subsequent to the date they completed their evaluation.


                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.


     We are a party to consultant/vendor related litigation. On or about February 5, 2004, a lawsuit was filed against us by a former consultant, First Reserve Corporation. The suit claims the breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company." In response, on March 11, 2004 we filed our answer to First Reserve Corporation's unverified complaint indicating our position that there has been no performance by First Reserve Corporation to justify their claim. As the discovery process in the matter has just begun, any evaluation as to the merits of the claim and First Reserve Corporation's claim for the monetary damages would be premature, and strictly conjecture. Our position on this matter is to vigorously fight the Complaint on its merits.

     On April 9, 2004, a lawsuit was filed against us by a former consultant, The Amara Group. The suit claims the breach of a written agreement entitled "Consulting/Public Relations Agreement" for failing to remove the restrictive legend on shares of common stock The Amara Group received as unearned consultant's fees. The discovery process in the matter has just begun and any evaluation as to the merits of the claim and The Amara Group's claim for the monetary damages would be premature, and strictly conjecture. Our position on this matter is to vigorously fight the Complaint on its merits.

Item 2. Changes in Securities.

     RECENT SALES OF UNREGISTERED SECURITIES

     During the three-month period ended March 31, 2004, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses and employment agreement bonuses, and consulting and vendor services. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

REGULATION D, RULE 506 OFFERING

     During the three-month period ended March 31, 2004 we sold 676,400 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $333,201. Of the proceeds received, we paid cash finder's fees of $14,000 and we authorized the issuance of 65,500 shares of restricted common stock valued at $9,825 to two entities as the non-cash portion of finder's fees associated with our private offering.


STOCK FOR SALES PERFORMANCE BONUSES AND EMPLOYMENT AGREEMENT BONUSES

     In an effort to maintain a positive working environment and to retain key individuals, during the three months ended March 31, 2004 we issued to our key sales representatives and employees 205,000 shares of restricted common stock as bonuses pursuant to certain performance or employment agreements. The non-cash compensation cost for the Company totaled $30,750. The shares were issued in accordance with Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.


STOCK FOR CONSULTING AND VENDOR SERVICES

     During the three months ended March 31, 2004 we cancelled 150,000 shares and re-issued 75,000 shares of restricted common stock pursuant to a settlement agreement with our former attorney regarding outstanding fees.

     The shares were re-issued for a total value of $11,250 for the services rendered. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.


Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submissions of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.


     Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1: Certification of the Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1: Certification of the Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

     On March 1, 2004, we filed a Current Report on Form 8-K reporting a change in our independent accountants under Item 4.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   eWorldMedia Holdings, Inc.
                                   (Registrant)



Date: May 21, 2004                 By /S/ Ronald C. Touchard
                                   ---------------------------------------
                                   Ronald C. Touchard,
                                   Chairman of the Board,
                                   Chief Executive Officer


Date:  May 21, 2004                By /S/ Allen N. Kimble
                                   ---------------------------------------
                                   Allen N. Kimble, Chief Financial Officer