Form 10QSB
period 2004-06-30
EWORLDMEDIA HOLDINGS INC
filed 2004-08-19
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X|  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
 -   Act of 1934 for the quarterly period ended June 30, 2004.

|_|  Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act

                       Commission File Number 0-14047


                         eWorldMedia Holdings, Inc.
                        ---------------------------
     (Exact name of small business issuer as specified in its charter)


     Nevada                                                 04-2392188
----------------------------                         ----------------------
(State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                      Identification No.)


  610 Newport Center Drive, Suite 210,
          Newport Beach, CA                                        92660
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                 Issuer's Telephone Number: (949) 718-0999


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of August 12, 2004 was 37,306,452.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


















                        eWORLDMEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

     Condensed Consolidated Balance Sheets at June 30, 2004
     and December 31, 2003                                                4

     Condensed Consolidated Statements of Operations for the
     three and six months ended June 30, 2004 and 2003                    5

     Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2004 and 2003                              6

     Notes to the Condensed Consolidated Financial Statements             7


Item 2. Management's Discussion and Analysis or Plan of Operation         9

Item 3. Controls and Procedures                                          14

PART II. Other Information

Item 1. Legal Proceedings                                                14

Item 2: Changes in Securities                                            14

Item 3. Defaults Upon Senior Securities                                  15

Item 4: Submission of Matters to a Vote of Security Holders              15

Item 5. Other Information                                                15

Item 6. Exhibits and Reports on Form 8-K                                 16

     Signatures                                                          17






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

Item 1. Financial Statements.

The following consolidated financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

                         eWORLDMEDIA HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET

                                                   June 30,    December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS

Current Assets
--------------
  Cash                                           $         0   $    44,694
  Accounts Receivable                                 39,589        42,576
  Employee Receivables                                     0         1,807
  Notes Receivable                                    70,000             0
  Prepaid Expenses                                    28,183        13,406
  Lease Deposits                                       5,035        21,805
                                                 ------------  ------------
     Total Current Assets                            142,807       124,288

Property & Equipment
--------------------
  Computer Equipment                                  51,292        51,292
  Furniture & Fixtures                                13,275        11,975
                                                 ------------  ------------
     Total Property & Equipment                       64,567        63,267

     Less: Accumulated Depreciation                  (10,263)       (3,937)

     Net Property & Equipment                         54,304        59,330

Other Assets
------------
  License Rights                                     287,140       287,140
  Accumulated Amortization                          (123,528)      (75,671)
                                                 ------------  ------------
     Total Other Assets                              163,612       211,469
                                                 ------------  ------------
     TOTAL ASSETS                                $   360,723   $   395,087
                                                 ============  ============

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
-------------------
  Accounts Payable                               $   285,084   $   226,311
  Commissions Payable                                110,733       157,356
  Accrued Expenses                                   527,795       575,675
  Notes Payable - Related Party                      272,500       116,950
  Notes Payable                                       54,500        14,500
  Interest on Notes Payable                           22,903        13,803
                                                 ------------  ------------
     Total Current Liabilities                     1,273,515     1,104,595
                                                 ------------  ------------

Stockholder's Equity
--------------------
  Common Stock, 100,000,000 Shares Authorized
   at $.001 Par Value                                 35,286        24,139
  Additional Paid-In-Capital                       5,460,046     4,048,090
  Accumulated Deficit                             (6,408,124)   (4,718,587)
  Less: Subscriptions Receivable                           0       (63,150)
                                                 ------------  ------------
     Total Stockholder's Equity                     (912,792)     (709,508)
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $   360,723   $   395,087
                                                 ============  ============

           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                   2004          2003          2004          2003
                               ------------  ------------  ------------  ------------

Sales Revenue
-------------
  Sales (Net)                   $  458,102    $   69,045    $  793,828   $   133,871

Cost of Goods Sold                  35,627        10,191        87,882        48,945
------------------             ------------  ------------  ------------  ------------
Gross Profit                       422,475        58,854       705,946        84,926

Selling, General and
Administrative Expenses
-----------------------
  Amortization & Depreciation       23,928        14,478        47,857        20,698
  Consulting Fees                  356,207        57,200       795,747       178,810
  General & Administration         309,631       266,173       566,354       367,665
  Professional Fees                 74,321        15,599       103,062        60,269
  Rent                              35,147        26,862        61,787        48,631
  Salaries & Wages                 220,221       181,628       449,302       327,105
  Sales Commissions                158,410        50,784       339,424        90,318
                               ------------  ------------  ------------  ------------
     Total Selling, General
     & Administrative Expenses   1,177,865       612,724     2,363,533     1,093,496
                               ------------  ------------  ------------  ------------
     Total Income (Loss) from
     Operations                   (755,390)     (553,870)   (1,657,587)   (1,008,570)

Other Expenses and Losses
-------------------------
  Interest Expense                 (29,150)      (10,493)      (31,950)      (10,493)
                               ------------  ------------  ------------  ------------
     Total Other Expenses
     and Losses                    (29,150)      (10,493)      (31,950)      (10,493)
                               ------------  ------------  ------------  ------------
     Net Income (Loss) for
     the Period                 $ (784,540)   $ (564,363)  $(1,689,537)  $(1,019,063)
                               ============  ============  ============  ============
     (Loss) per Common Share    $    (0.02)   $    (0.03)  $     (0.06)  $     (0.06)
                               ============  ============  ============  ============
     Weighted Average
     Outstanding Shares         31,749,500    19,624,300    29,712,500    17,550,300
                               ============  ============  ============  ============







           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                       Six Months Ended June 30,
                                                          2004          2003
                                                      ------------  ------------
Cash Flows From Operating Activities
------------------------------------
  Net Income (Loss)                                   $(1,689,537)  $(1,019,062)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating Activities;
   Amortization and Depreciation                           47,857        20,698
   Stock Issued for Services                            1,331,003       340,026
   (Increase) Decrease in Accounts Receivable               2,987             0
   (Increase) Decrease in Prepaid Expenses                  7,028             0
   (Increase) Decrease in Employee Receivables              1,807        (7,661)
   (Increase) Decrease in Lease Deposits                   (5,035)      (28,183)
   Increase (Decrease) in Commissions Payable             (46,623)      (36,240)
   Increase (Decrease) in Accrued Expenses                (41,553)            0
   Increase (Decrease) in Interest Payable                  9,100             0
   Increase (Decrease) in Accrued Vacation                      0        13,593
   Increase (Decrease) in Accounts Payable                 58,502       120,219
                                                      ------------  ------------
     Net Cash Provided by Operating Activities           (324,464)     (596,610)

Cash Flows From Investing Activities
------------------------------------
  Cash Invested - Note Receivable                        (100,000)            0
  Note Receivable - Payments Received                      30,000             0
  Purchase Furniture and Equipment                         (1,300)      (28,975)
  Acquisition of Licensing Agreement                     (100,890)            0
                                                      ------------  ------------
     Net Cash Provided by Investing Activities            (71,300)     (129,865)

Cash Flows From Financing Activities
------------------------------------
  Net Proceeds from Notes Payable                         195,550        51,576
  Net Proceeds from the Issuance of Common Stock          155,250       633,974
                                                      ------------  ------------
     Net Cash Provided by Financing Activities            350,800       685,550
                                                      ------------  ------------
Net Increase (Decrease) in Cash During the Period         (44,964)      (40,925)

Cash, Beginning of the Period                              44,964        40,925
                                                      ------------  ------------
Cash, End of the Period                               $         0   $         0
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                            $         0   $         0
  Income Taxes                                                  0             0
  Common Stock Issued for Services                      1,331,003       340,026




           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                         eWorldMedia Holdings, Inc.
           Notes to Consolidated Financial Statements (Unaudited)
                               June 30, 2004


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

     HISTORY AND ORGANIZATION

     WorldMedia Holdings, Inc. (formerly Tropical Leisure Resorts, Inc.) was an inactive shell company from approximately 1991 to December 31, 2002.
 It had no business operations and no source of revenues during that
period.    The company was originally incorporated in the State of
Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its name and domicile by merging into a Nevada corporation that was incorporated on September 21, 1999, under the name "Cardinal Industries, Inc." In September 2001, Cardinal Industries, Inc. changed its name to Tropical Leisure Resorts, Inc. in anticipation of a transaction was not completed.

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

2.   Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and its cash flows for the three and six month period ended June 30, 2004 and 2003. The financial statements as of June 30, 2004 and for the three and six months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Company has not adopted any significant new accounting policies during the three-month period ended June 30, 2004.


                                 Continued
                                     7

                         eWorldMedia Holdings, Inc.
           Notes to Consolidated Financial Statements (Unaudited)
                               June 30, 2004

2.   Significant Accounting Policies (continued)

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


4.   Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. On April 28, 2004 the Company repaid the entire principle balance due of $10,000 plus accrued interest of $1,000 for 42,000 shares of common stock. On May 18, 2004 the Company executed a new promissory note for $20,000 for a period of one year with an interest rate of 10% per annum. The Company issued 133,333 shares as collateral for such loan. As of June 30, 2004, the total balance due is $20,333, which includes $20,000 of principle and $333 of accrued interest.

     On January 24, 2003, the Company executed a promissory note for $10,000 with an independent sales representative for the Company, for a period of thirty days. The note was extended until March 31, 2003. The company received an additional $15,000 from the lender on March 24, 2003. The Company repaid $5,000 on April 5, 2003 and the Company issued 113,000 shares of restricted common stock in lieu of extending the due date of the remaining $20,000 until the Company's first $1,000,000 month of sales volume and related interest expense of $2,260. As of June 30, 2004, the balance due is $20,000. Subsequently, on August 6, 2004 the Company repaid the entire principle balance due of $20,000 for 225,000 shares of common stock.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of June 30, 2004, the total balance due is $5,060 which includes $4,500 of principle and $560 of accrued interest.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of June 30, 2004, the total balance due was $55,796, which includes $42,500 of principle and $13,296 of accrued interest.

                                 Continued
                                     8

                         eWorldMedia Holdings, Inc.
           Notes to Consolidated Financial Statements (Unaudited)
                               June 30, 2004

4.   Notes Payable (continued)

     On July 18, 2003, the Company executed a promissory note for $42,000 with an independent investor for the Company. The note is secured by a limousine owned by another independent representative of the Company. The note was to be paid back on August 1, 2003. The Company issued 35,000 shares of restricted common stock in accordance to the terms of the note in lieu of interest costs of $700. On May 17, 2004 the Company repaid the entire principle balance due of $40,000 plus accrued interest of $2,000 for 300,000 shares of common stock.

     On April 7, 2004, the Company executed a promissory note for $30,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. As of June 30, 2004, the total balance due is $30,750, which includes $30,000 of principle and $750 of accrued interest.

     During the three month period of April, May and June, 2004, the Company borrowed monies from a related party and the Company executed a promissory note for $150,000 for a period of one year with an interest rate of 10% per annum. As of June 30, 2004, the total balance due is $153,750, which includes $150,000 of principle and $3,750 of accrued interest.

     On April 27, 2004, the Company executed a promissory note for $50,000 with an independent investor for the Company for a period of three months, with the note due on July 31, with an interest rate of 12% per annum. As of June 30, 2004, the total balance due is $51,250, which includes $50,000 of principle and $1,250 of accrued interest. As of the date of this report, the note is currently in default and the Company is negotiating an extension of time for repayment.

     On June 28, 2004, the Company executed a non-interest bearing promissory note for $10,000 with the CEO of the Company for a period of one year. As of June 30, 2004, the total balance due is $10,000.

5.   Stockholder's Equity

     During the period ended March 31, 2004, the Company issued 562,200 shares of common stock for cash at a per share price of $.50. Accordingly, additional paid-in-capital has been charged $280,438 which represents the amount of cash received over the par value of the common stock.

     During the first quarter, the Company issued a total of 1,539,900 shares of common stock for services rendered on behalf of the Company. The shares were issued at prices between $.15 and $.50.

     During the period ended June 30, 2004, the Company issued 1,035,000 shares of common stock for cash at a price of $.15 per share. Common stock and additional paid-in-capital have been charged $1,035 and $154,215, respectively.

     At various times during the quarter, the Company issued a total of 2,202,000 shares of common stock at prices that ranged from $.09 to $.23, pursuant to an S-8 registration statement.

     During the quarter ended June 30, 2004, the Company issued a total of 5,808,000 shares of common stock for services rendered on behalf of the Company during the quarter. The shares were issued at prices ranging from $.01 to $.24 per share.


                                 Continued
                                     9
                         eWorldMedia Holdings, Inc.
           Notes to Consolidated Financial Statements (Unaudited)
                               June 30, 2004

6.   Note Receivable

     On May 28, 2004, the Company entered into a licensing agreement with Argentina as a host country ("Host"). The agreement stipulated a total purchase price of $100,000 for a 1/3 interest in the license and related benefits to be provided by the Company. As an incentive to the Host, the Company also agreed to issue a total of 150,000 shares of common stock at a value of $.05 per share. The Host paid an initial cash price of $30,000 with scheduled payments of $14,000 a month ending November 1, 2004. The note bears no interest. As of the date of this report, the Host has paid $28,000 in scheduled payments. The remaining balance of $70,000 has been classified as a current asset on the Company's balance sheet. An addendum to the license agreement was executed on July 29, 2004 that increased the incentive common stock by an additional 200,000 shares.

7.   Subsequent Events and Contingencies

     As of the date of this report, the Company had a total of $391,784 in payroll tax liabilities due and/or accrued. A total of $317,371 is currently due and payable to the Internal Revenue Service ("IRS") and a total of $24,127 is currently due and payable to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2003 and 2002 and the period through June 30, 2004. These amounts include $98,927 of penalties and interest assessed by the IRS or EDD. The Company has also accrued an additional $43,260 in potential payroll taxes for certain salaries that are accrued but not yet paid. The Company is in discussions with the appropriate authorities to negotiate a payment schedule for the above amounts.


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

RESULTS OF OPERATIONS

     NET REVENUES

     Total sales revenues were $458,102 and $69,045 for the three months ended June 30, 2004 and 2003 respectively and $793,828 and 133,871 for the six months ended June 30, 2004 and 2003 respectively. Net revenues increased by $389,057 for the quarter ended June 30, 2004 and $659,957 for the six months ended June 30, 2004 as compared to the quarter and six month period ended June 30, 2003 as a result of the promotional meetings conducted during the first quarter of 2004 which brought in sales leaders from around the country to show case the Company's products and business opportunities. These efforts laid the foundation for continued steady sales volume during the second quarter 2004. Other factors that contributed to the increase in sales revenue was the introduction of version 2.5 of our proprietary "eWorldMail" system along with the addition of a new vice president of sales and marketing coupled with the opening of operations in Mexico. Also, during the six months of 2003 the company was in the process of re-building its commissioning software and sales activity during that period was minimal.
                                     10


     COST OF REVENUES

     The costs of revenues are associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $35,627 and $10,191 for the three months ended June 30, 2004 and 2003, representing approximately 7.7% and 14.7% of total revenues, respectively. Total cost of revenues was $87,882 and $48,945 for the six months ended June 30, 2004 and 2003, representing approximately 11.1% and 36.6% of total revenues, respectively. The decrease in cost of revenues, as a percentage of net revenues, for the three month and six month period ended June 30, 2004, as compared to the similar periods for 2003, is primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system in the third quarter of 2003. Prior to the purchase we were subject to certain monthly royalty and licensing payments that amounted to 10% of gross sales revenue and the result of the acquisition effectively eliminated these costs. This royalty charge was in addition to the normal recurring genealogy hosting and internet hosting fees. Furthermore, the costs associated with our genealogy and Internet hosting services contain a fixed monthly portion that we incur regardless of sales activity and even though our sales volume was low for the three-months and six ended during June 30, 2003 we incurred certain fixed monthly charges.

     GROSS MARGIN.

     Our gross margin as a percentage of net sales for the three-month period ended June 30, 2004 increased to 92.2% compared to 85.2% for the three-month period ended June 30, 2003. For the six-month period ended June 30, 2004 and 2003, our gross margin was 88.9% and 63.4% respectively. The higher gross margin for the three and six months ended June 30, 2004 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system, as described above. The low gross margin for the three and six months ended June 30, 2003 was the direct result of the minimal sales revenue coupled with the fixed monthly hosting fees, as described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses were $1,177,865 and $612,724 for the three months ended June 30, 2004 and 2003, respectively. General and administrative expenses were $2,363,533 and $1,093,496 for the six months ended June 30, 2004 and 2003, respectively.

     During the three-month period ended June 30, 2004, we incurred $1,177,865 in selling, general and administrative expenses, of which $356,207 was associated with consulting fees, $220,221 was associated with salary and wages, $158,410 was associated with commissions paid to the sales force, $177,120 was incurred for promotional meetings, including meeting room costs airfare and lodging, $23,928 was related to amortization and depreciation, $74,321 was related to professional legal and accounting fees, and $35,147 was related to rent costs. These costs for the second quarter of 2004 were $565,141 higher from the $612,724 in selling, general and administrative expenses incurred during the three-month period ended June 30, 2003. The expenses for the second quarter of 2003 included
$57,200 paid as consulting fees, $181,628 paid as salary and wages $50,784 paid as sales commissions, and $15,599 incurred as professional legal and accounting fees.


     The overall increase in costs for the three months ended June 30, 2004 compared to the same period in 2003 was mainly attributable to the higher amount of expenditures for consulting fees, salary and wages, sales commissions and promotional meetings. During the period ended June 30, 2004 we incurred an increase of $299,007 in consulting fees as compared to the three month period ended June 30. 2003. We paid consulting fees for investor relations/public relations support, consulting fees for launching and supporting the Mexican operations, finders' fees for financing efforts and temporary labor costs. Most of the consulting fees were paid with common stock of the company rather than cash. For the three month period ended June 30, 2004 we experienced an increase in salaries of $38,593 as compared to the same period in 2003 which stemmed from four additional employees on the payroll. Our commissions increased by $107,626 for the three month period ended June 30, 2004 as compared to the similar period for 2003 in direct relation to the sales increases mentioned above. During the second quarter of 2004, the Company continued its program to expand its independent representative sales force by hosting a series of conventions and opportunity meetings with several hundred network marketing sales leaders. These leaders were brought in from around the country and attended the weekend meetings and workshops. The company bore most of the costs associated with the promotional meetings, including hotel and meeting room accommodations. Another component of the overall increase in costs were associated with an increase of $58,722 in professional fees, which stemmed from the ongoing costs of being a public entity and the legal and accounting work associated as such along with the legal fees associated with certain pending litigation matters as addressed elsewhere within this report.

     During the six-month period ended June 30, 2004, we incurred $2,363,533 in selling, general and administrative expenses, of which $449,302 was associated with salary and wages, $304,668 was incurred for promotional meetings, including leadership airfare and lodging, $795,747 was associated with consulting fees, $339,424 was associated with commissions paid to the sales force, $103,062 was paid as professional fees (legal and accounting), $61,787 was related to rent costs and $41,652 was incurred for medical insurance. These costs for the period were $1,270,037 higher from the $1,093,496 in selling, general and administrative expenses incurred during the six-month period ended June 30, 2003. The expenses for this period included $90,318 paid as sales commissions, $178,810 paid as consulting fees, $327,105 paid as salary and wages and $60,289 was incurred as professional and legal fees. The overall increase in costs for the six months ended 2004 again, was mainly attributable to the large amount of expenditures for consulting fees and services (most of which was paid with common stock) and promotional meetings, as discussed above, as well as the increase of $122,197 in salary and wages.

     NET LOSS.

     Our net loss for the three-month period ended June 30, 2004 was $(784,540) compared with net loss of $(564,363) for the three-month period ended June 30, 2003. For the three-month period ended June 30, 2004, net loss per common share, basic and diluted, was $(0.02) per share. For the three-month period ended June 30, 2003, net loss per common share, basic and diluted, was $(0.03) per share. The slight decrease in negative earning per share for the three months ended June 30, 2004 was the result of the increased sales revenue offset by the increased selling, general and administrative costs as described above. Another factor in the decrease was the direct result of having approximately 12.13 million more shares outstanding. For the six-month period ended June 30, 2004, our net loss totaled $(1,689,537) compared with net loss of $(1,019,063) for the six-month period ended June 30, 2003. This represented a net loss per common share, basic and diluted, of $(0.06) and $(0.06) per share, respectively. Again, the relatively constant negative earning per share for the six months ended June 30, 2004 was the result of having approximately 11.62 million more shares outstanding on a weighted average basis.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit at June 30, 2004. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

     Net cash used by operating activities of $(324,464) for the six months ended June 30, 2004 included a net loss of $(1,689,537) which was offset mainly by common stock that was issued for services for $1,331,003, amortization and depreciation of $47,857 and an increase in accounts payable of $58,502. Net cash used by operating activities of $(596,610) for the six months ended June 30, 2003 included a net loss of $(1,019,062), offset by the issuance of common stock for services of $340,026 and an increase in accounts payable of $120,219.

     Net cash used by investing activities of $(71,300) for the six months ended June 30, 2004 was attributable to the execution of a license agreement for the country of Argentina and the acquisition of office furniture and equipment. Net cash used by investing activities of $(129,865) for the six months ended June 30, 2003 was primarily attributable to the licensing of software for our genealogy and commissioning system.

     Cash provided by financing activities of $350,800 for the six months ended June 30, 2004 and $685,550 for the six months ended June 30, 2003, was attributable to the issuance of common stock through our private offering and short term borrowings.

     We financed our operations during fiscal year 2003 and the six months ended June 30, 2004 through revenues generated from operations, from short term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted common stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

                                  PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


     We are a party to consultant/vendor related litigation. On or about February 5, 2004, a lawsuit was filed against us by a former consultant, First Reserve Corporation. The suit claims the breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company." In response, on March 11, 2004 we filed our answer to First Reserve Corporation's unverified complaint indicating our position that that there has been no performance by First Reserve Corporation to justify their claim. We are still involved with the discovery process in the matter and a court date is tentatively scheduled for mid-September 2004. Any evaluation as to the merits of the claim and First Reserve Corporation's claim for the monetary damages would be premature, and strictly conjecture. Our position on this matter is to vigorously fight the Complaint on its merits.

     On April 9, 2004, a lawsuit was filed against us by a former consultant, The Amara Group. The suit claims the breach of a written agreement entitled "Consulting/Public Relations Agreement" for failing to remove the restrictive legend on shares of common stock The Amara Group received as unearned consultant's fees. The discovery process in the matter has begun and any evaluation as to the merits of the claim and The Amara Group's claim for the monetary damages would be premature, and strictly conjecture. Our position on this matter is to vigorously fight the Complaint on its merits.


ITEM 2. CHANGES IN SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

     During the three-month period ended June 30, 2004, we issued restricted shares of stock for cash payments, finder's fees, sales performance bonuses and employment agreement bonuses, and consulting and vendor services. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.


     REGULATION D, RULE 506 OFFERING

     During the three-month period ended June 30, 2004 we sold 1,035,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.15 per share and we received gross proceeds of $155,250. Of the proceeds received, we paid cash finder's fees of $2,500 and we authorized the issuance of 220,000 shares of restricted common stock valued at $2,200 to two entities as the non-cash portion of finder's fees associated with our private offering.


STOCK FOR SALES PERFORMANCE BONUSES AND EMPLOYMENT AGREEMENT BONUSES

     In an effort to maintain a positive working environment and to retain key individuals, during the three months ended June 30, 2004 we issued to our key sales representatives and employees 3,201,000 shares of restricted common stock as bonuses pursuant to certain performance or employment agreements. The non-cash compensation cost for the Company totaled $32,010. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.

STOCK FOR ACCRUED SALARIES, CONSULTING FEES AND EXPENSES

     During the three-month period ended June 30, 2004, we compensated three employees and one consultant with our restricted common stock. The stock was issued as full settlement and payment for the accrued salaries, consulting fees and expenses as of June 30, 2004. We issued 1,005,000 shares of stock for a total value of $213,700 for these accruals. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.

STOCK FOR CONSULTING AND VENDOR SERVICES

     During the three-month period ended June 30, 2004, we reimbursed attorneys, consultants, vendors and other professional fees and costs with our restricted common stock. We issued 1,382,000 shares of stock for a total value of $109,080 for these services or agreements. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.


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


                                   eWorldMedia Holdings, Inc.
                                   (Registrant)



Date: August 19, 2004              By /S/ Ronald C. Touchard
                                   -------------------------------------
                                   Ronald C. Touchard,
                                   Chairman of the Board,
                                   Chief Executive Officer


Date:  August 19, 2004             By /S/ Allen N. Kimble
                                   -------------------------------------
                                   Allen N. Kimble,
                                   Chief Financial Officer