Form 10QSB
period 2004-09-30
EWORLDMEDIA HOLDINGS INC
filed 2004-11-22
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

Yes [X]   No [ ]


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of November 12, 2004 was 318,198,119.


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

     Condensed Consolidated Balance Sheets at September 30, 2004
     and December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2004 and 2003 . . . . . .5

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2004 and 2003 . . . . . . . . . . .6

     Notes to the Condensed Consolidated Financial Statements. . . . . .7

Item 2. Management's Discussion and Analysis or Plan of Operation. . . 12

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 15

PART II. Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 16

Item 2: Changes in Securities. . . . . . . . . . . . . . . . . . . . . 16

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 17

Item 4: Submission of Matters to a Vote of Security Holders. . . . . . 17

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 18

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

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


Item 1. Financial Statements.

The following consolidated financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

                         eWORLDMEDIA HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET

                                                September 30,  December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS
Current Assets
 Cash                                            $     5,469   $    44,694
 Accounts Receivable                                  14,798        42,576
 Employee Receivables                                      0         1,807
 Notes Receivable                                          0             0
 Prepaid Expenses                                      3,824        13,406
 Lease Deposits                                       21,805        21,805
                                                 ------------  ------------
   Total Current Assets                               45,896       124,288

Property & Equipment
 Computer Equipment                                   51,292        51,292
 Furniture & Fixtures                                 13,275        11,975
                                                 ------------  ------------
   Total Property & Equipment                         64,567        63,267
   Less: Accumulated Depreciation                    (13,427)       (3,937)
   Net Property & Equipment                           51,140        59,330

Other Assets
 License Rights                                      292,140       287,140
 Accumulated Amortization                           (147,456)      (75,671)
                                                 ------------  ------------
   Total Other Assets                                144,684       211,469
                                                 ------------  ------------
TOTAL ASSETS                                     $   241,720   $   395,087
                                                 ============  ============

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
 Accounts Payable                                $   201,015   $   226,311
 Bank Overdraft                                       19,416             0
 Commissions Payable                                  64,595       157,356
 Accrued Expenses                                    610,695       575,675
 Notes Payable - Related Party                       223,000       116,950
 Notes Payable                                        97,000        14,500
 Interest on Notes Payable                            31,453        13,803
                                                 ------------  ------------
   Total Current Liabilities                       1,247,174     1,104,595

Commitments                                                0             0
                                                 ------------  ------------
Stockholder's Equity
 Common Stock, 990,000,000 Shares Authorized
  at $.001 Par Value - 72,696,486 Issued and
  Outstanding                                         72,696        24,139
 Preferred Stock, 200,000,000 Shares Authorized
  at $.001 Par Value - 0 Issued and Outstanding            0             0
 Additional Paid-In-Capital                        5,753,786     4,048,090
 Accumulated Deficit                              (6,820,403)   (4,718,587)
 Less: Subscriptions Receivable                      (11,533)      (63,150)
                                                 ------------  ------------
Total Stockholder's Equity                        (1,005,454)     (709,508)
                                                 ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $   241,720   $   395,087
                                                 ============  ============

      The Notes to Consolidated Financial Statements are an integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS(Unaudited)

                                    Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                    2004          2003          2004          2003
                               ------------  ------------  ------------  ------------
Sales Revenue

 Sales (Net)                   $   276,474   $   330,875   $ 1,070,301   $   467,438

Cost of Goods Sold                  44,990        42,213       132,872       100,773
                               ------------  ------------  ------------  ------------
Gross Profit                       231,484       288,662       937,429       366,665

Selling, General and
Administrative Expenses
 Amortization and Depreciation      27,092        23,884        81,275        44,582
 Consulting Fees                    95,177        55,181       878,272       284,672
 General & Administration          160,216       228,738       732,894       533,848
 Professional Fees                  44,809        18,468       147,870        78,738
 Rent                               34,795        11,183        96,583        59,814
 Salaries and Wages                224,179       170,004       673,482       491,934
 Sales Commissions                  48,946       195,423       388,370       287,219
                               ------------  ------------  ------------  ------------
   Total Selling, General &
   Administrative Expenses         635,214       702,881     2,998,746     1,780,807
                               ------------  ------------  ------------  ------------
   Total Income (Loss) from
   Operations                     (403,730)     (414,219)   (2,061,317)   (1,414,142)

Other Expenses and Losses
 Interest Expense                   (8,550)      (14,479)      (40,500)      (22,312)
                               ------------  ------------  ------------  ------------
   Total Other Expenses
   and Losses                       (8,550)      (14,479)      (40,500)      (22,312)

Net Income (Loss) for
the Period                     $  (412,280)  $  (428,698)  $(2,101,817)  $(1,436,454)
                               ============  ============  ============  ============
(Loss) per Common Share        $     (0.01)  $     (0.02)  $    (0.06)   $     (0.07)

Weighted Average
Outstanding Shares              45,285,119    21,350,200    36,875,150    18,907,200



           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS(Unaudited)

                                            Nine Months Ended September 30,
                                                     2004          2003
                                                 ------------  ------------
Cash Flows From Operating Activities
 Net Income (Loss)                               $(2,101,817)  $(1,436,454)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities;
   Amortization and Depreciation                      81,275        44,582
   Stock Issued for Services                       1,095,082       410,961
   (Increase) Decrease in Accounts Receivable         27,778       (13,318)
   (Increase) Decrease in Prepaid Expenses             9,582             0
   (Increase) Decrease in Employee Receivables         1,807       (48,351)
   (Increase) Decrease in Lease Deposits                   0       (22,408)
   Increase (Decrease) in Commissions Payable        (92,761)      (22,276)
   Increase (Decrease) in Accrued Expenses            35,020       154,925
   Increase (Decrease) in Interest Payable            17,650        10,082
   Increase (Decrease) in Bank Overdraft              19,416             0
   Increase (Decrease) in Accounts Payable           (25,295)      (95,807)
                                                 ------------  ------------
     Net Cash Provided by Operating Activities      (932,263)   (1,018,064)

Cash Flows From Investing Activities
 Cash Invested - Note Receivable
 Note Receivable - Payments Received
 Purchase Furniture and Equipment                     (1,300)      (63,267)
 Acquisition of Licensing Agreement                   (5,000)     (213,390)
                                                 ------------  ------------
     Net Cash Provided by Investing Activities        (6,300)     (276,657)

Cash Flows From Financing Activities
 Net Proceeds from Notes Payable                     188,550        76,450
 Net Proceeds from the Issuance of Common Stock      710,787     1,197,844
                                                 ------------  ------------
     Net Cash Provided by Financing Activities       899,337     1,274,294

Net Increase (Decrease) in Cash During the Period    (39,226)      (20,427)

Cash, Beginning of the Period                         44,695        40,924
                                                 ------------  ------------
Cash, End of the Period                          $     5,469   $    20,497
                                                 ============  ============

Supplemental Cash Flow Information
 Interest                                        $         0   $         0
 Income Taxes                                              0             0


            The Notes to Consolidated Financial Statements are
                    an integral part of this statement.
                                     6


           Notes to Consolidated Financial Statements (Unaudited)
                             September 30, 2004


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

2.    Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations and its cash flows for the three and nine month period ended September 30, 2004 and 2003. The financial statements as of September 30, 2004 and for the three and nine months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Company has not adopted any significant new accounting policies during the three-month period ended September 30, 2004.


     Revenue Recognition

     The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to the purchase of product on our website, including monthly software usage, website hosting fees, transaction fees, and promotional/training fees when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

     INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period.

3.    Litigation

     The Company was a party to consultant/vendor related litigation as discussed in Part II, Item 1 below. The first suit alleged breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company. The suit has been cancelled and a settlement agreement has been reached by both parties during October 2004.

     The second suit alleged breach of a written agreement entitled "Consulting/Public Relations Agreement" for failing to remove the restricted endorsement to common shares provided The Amara Group. The suit was cancelled and a settlement agreement was reached on September 30, 2004 by both parties agreeing to a mutual "walk-a-way" from litigation.

4. Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. On April 28, 2004 the Company repaid the entire principle balance due of $10,000 plus accrued interest of $1,000 for 42,000 shares of common stock. On May 18, 2004 the Company executed a new promissory note for $20,000 for a period of one year with an interest rate of 10% per annum. The Company issued 133,333 shares as collateral for such loan. As of September 30, 2004, the total balance due is $20,833, which includes $20,000 of principle and $833 of accrued interest.

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

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of September 30, 2004, the total balance due is $5,172, which includes $4,500 of principle and $672 of accrued interest.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of September 30, 2004, the total balance due was $58,346, which includes $42,500 of principle and $15,846 of accrued interest.

                                     8

     On April 7, 2004, the Company executed a promissory note for $30,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. As of September 30, 2004, the total balance due is $31,500, which includes $30,000 of principle and $1,500 of accrued interest.

     During the three month period of April, May and June, 2004, the Company borrowed monies from a related party and the Company executed a promissory note for $150,000 for a period of one year with an interest rate of 10% per annum. The Company borrowed an additional $13,000 during July and August and the note was increased to $163,000. As of September 30, 2004, the total balance due is $170,500, which includes $163,000 of principle and $7,500 of accrued interest.

     On April 27, 2004, the Company executed a promissory note for $50,000 with an independent investor for the Company for a period of three months, with the note due on July 31, with an interest rate of 12% per annum. As of September 30, 2004, the total balance due is $52,500, which includes $50,000 of principle and $2,500 of accrued interest. As of the date of this report, the note is currently in default and the Company is negotiating an extension of time for repayment.

     On June 28, 2004, the Company executed a non-interest bearing promissory note for $10,000 with the CEO of the Company for a period of one year. As of September 30, 2004, the total balance due is $10,000.

5. Stock Based Compensation

     During the third quarter 2004, the Company created Employee Stock Incentive Plans #2, #3 and #4 (the "Plans"). These Stock Incentive Plans (the "Plans") were intended to allow designated officers and employees (all of whom are sometimes collectively referred to herein as the "Employees," or individually as the "Employee") of the Company to receive certain options (the "Stock Options") to purchase common stock of the Company, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the "Awards"). The purpose of the Plans was to provide the Employees, who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain the Employees.

     The Company accounts for its employee stock-based compensation plans under the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. We granted 26,100,000 options to purchase common stock to employees in the three months ending September 30, 2004. All options vested immediately, had an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. The employees' exercised all of the options to acquire the 26,100,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $168,636. We also recorded compensation expense under the fair value method for a total of $31,795 during the three months ended September 30, 2004. The amount represented the remaining 15 percent of market value of the stock.

     The following table provides details of our Employee Stock Incentive Plans at September 30, 2004:

                         Number of       Number of                       Number of
                        Securities      Securities       Weighted       Securities
                      Authorized for   Issued Upon        Average        Available
                         Issuance        Exercise        Exercise        for Future
                      Under the Plan    of Options        Price           Issuance
                     --------------- --------------- ---------------  ---------------
Employee Stock
  Incentive Plan #2       9,000,000       9,000,000  $       0.0075              -

Employee Stock
  Incentive Plan #3      13,500,000      13,500,000  $       0.0068              -

Employee Stock
  Incentive Plan #4      38,000,000       3,600,000  $       0.0027       34,400,000

     Totals              60,500,000      26,100,000  $       0.0065       34,400,000

                                     9
6.   Stockholder's Equity

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

     At various times during the second quarter, the Company issued a total of 2,202,000 shares of common stock at prices that ranged from $.09 to $.23, pursuant to an S-8 registration statement.

     During the quarter ended June 30, 2004, the Company issued a total of 5,808,000 shares of common stock for services rendered on behalf of the Company during the quarter. The shares were issued at prices ranging from $.01 to $.24 per share.

     During the three months ended September 30, 2004, employees' exercised options to acquire 26,100,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $168,636.

     At various times during the third quarter, the Company issued a total of 1,350,000 shares of common stock at prices that ranged from $0.02 to $0.06, pursuant to an S-8 registration statement.

     During the quarter ended September 30, 2004, the Company issued a total of 2,360,000 shares of common stock for services rendered on behalf of the Company during the quarter. The shares were issued at prices ranging from $0.01 to $0.09 per share.

7.   Note Receivable

     On May 28, 2004, the Company entered into a licensing agreement with Argentina as a host country ("Host"). The agreement stipulated a total purchase price of $100,000 for a 1/3 interest in the license and related benefits to be provided by the Company. As an incentive to the Host, the Company also agreed to issue a total of 150,000 shares of common stock at a value of $.05 per share. The Host paid an initial cash price of $30,000 with scheduled payments of $14,000 a month ending November 1, 2004. The note was paid in full in September 2004. An addendum to the license agreement was executed on July 29, 2004 that increased the incentive common stock by an additional 350,000 shares.

8. Subsequent Events and Contingencies

     As of the date of this report, the Company had a total of $437,609 in payroll tax liabilities due and/or accrued. A total of $347,878 is currently due and payable to the Internal Revenue Service ("IRS") and a total of $29,170 is currently due and payable to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2003 and 2002 and the period through September 30, 2004.
These amounts include $102,981 of penalties and interest assessed by the IRS or EDD. The Company has also accrued an additional $60,560 in potential payroll taxes for certain salaries that are accrued but not yet paid. The Company has presented a payment plan to the IRS and has paid $25,000 on October 20, 2004 and is scheduled to make payments of $50,000 per month on the last day of the month beginning November 30, 2004.

     During October, 2004, employees' exercised options to acquire the remaining 34,400,000 shares of common stock pursuant to Employee Stock Incentive Plan #4. The shares were acquired on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $40,626.

     In October 2004 the Company created Employee Stock Incentive Plan #5 (the "Plan"). The Stock Incentive Plan (the "Plans") was intended to allow designated officers and employees (all of whom are sometimes collectively referred to herein as the "Employees,") of the Company to receive certain options (the "Stock Options") to purchase common stock of the Company, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the "Awards"). The number of shares available for issuance totaled 110,000,000. During October 2004, employees' exercised options to acquire all 110,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $184,412.

     On November 4, 2004 the Company created Employee Stock Incentive Plan #6 (the "Plan"). The Stock Incentive Plan (the "Plans") is intended to allow designated officers and employees (all of whom are sometimes collectively referred to herein as the "Employees,") of the Company to receive certain options (the "Stock Options") to purchase common stock of the Company, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the "Awards"). The number of shares available for issuance under this plan total 110,000,000.

     On September14, 2004 we filed a definitive information statement on
Schedule 14C. The purpose of the information statement was to inform the holders of record of shares of our common stock as of the close of business on the record date, July 27, 2004 that our board of directors had recommended, and that the holder of the majority of the votes of our stock intended to vote in favor of resolutions which accomplished the following:

     1. Amend our articles of incorporation to increase the number of our authorized shares of common stock to 990,000,000.

     2. Amend our articles of incorporation to authorize 200,000,000 shares of preferred stock.

     3. Authorize our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 78.1955 of the Nevada Revised Statutes.

     4. To grant discretionary authority to our board of directors to amend our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 300 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors.

     5.   Approve the following Eworldmedia Holdings, Inc. Stock Plans:

          (a) 2004 Stock Incentive Plan, adopted by our directors effective March 23, 2004 with 4,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

          (b) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, adopted by our directors effective August 13, 2004 with 1,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

          (c) Employee Stock Incentive Plan for the Year 2004 No. 2, adopted by our directors effective August 13, 2004 with 9,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

          (d) Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by our directors effective August 27, 2004 with 13,500,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     The provisioned as discussed in items 1 to 4 above were filed with the secretary of the State of Nevada and became effective on October 4, 2004.


     PREFERRED STOCK, SERIES A - On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series A. On October 6, 2004 we issued 15,000,000 shares of this series of stock. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits.
                                     11

     PREFERRED STOCK, SERIES B - On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 30,000,000 shares of Preferred Stock, Series B. As of the date of this report, no shares have been issued of this series of stock. The series was established for performance based incentives. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

     PREFERRED STOCK, SERIES C - On October 12, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series C. On October 12, 2004 we issued 2,625,000 shares of this series of stock. The stock is non-voting and is convertible into common stock at a ratio of 200 shares of common for each share of series C preferred stock.

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

Results of Operations

     NET REVENUES


     Total sales revenues were $276,474 and $330,875 for the three months ended September 30, 2004 and 2003 respectively and $1,070,301 and 467,438 for the nine months ended September 30, 2004 and 2003 respectively. Net revenues were decreased slightly by $54,401 for the quarter ended September 30, 2004 and increased dramatically by $602,863 for the nine months ended September 30, 2004 as compared to the quarter and nine month period ended September 30 as a result of the promotional meetings conducted during the first quarter of 2004 which brought in sales leaders from around the country to show case the Company's products and business opportunities. These efforts laid the foundation for steady sales volume during the three quarters of 2004. Other factors that contributed to the increase in sales revenue was the introduction of version 2.5 of our proprietary "eWorldMail" system along with the addition of a new vice president of sales and marketing coupled with the opening of operations in Mexico and Argentina. Also, during the nine months of 2003 the company was in the process of re-building its commissioning software and sales activity during that period was minimal.

     COST OF REVENUES

     The costs of revenues are associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $44,990 and $42,213 for the three months ended September 30, 2004 and 2003, representing approximately 16.3% and 12.8% of total revenues, respectively. Total cost of revenues was $132,872 and $100,773 for the nine months ended September 30, 2004 and 2003, representing approximately 12.4% and 21.6% of total revenues, respectively. For the three month period ended September 30, 2004, the costs of revenue remained constant in real dollars but experienced an increase as a percentage of net revenues due to the slight drop off of sales revenue. The cost of revenue, as a percentage of sales revenue, decreased significantly for the nine month period ended September 30, 2004, as compared to the similar periods for 2003, which was

                                     12

primarily related to cost efficiencies gained through the outright purchase of the eWorldMail Commercial builder system in the third quarter of 2003. Prior to the purchase we were subject to certain monthly royalty and licensing payments that amounted to 10% of gross sales revenue and the result of the acquisition effectively eliminated these costs. This royalty charge was in addition to the normal recurring genealogy hosting and internet hosting fees. Furthermore, the costs associated with our genealogy and Internet hosting services contain a fixed monthly portion that we incur regardless of sales activity and even though our sales volume was low for the three-months and six ended during June 30, 2003 we incurred certain fixed monthly charges.

     GROSS MARGIN.

     Our gross margin as a percentage of net sales for the three-month period ended September 30, 2004 decreased slightly to 83.7% compared to 87.2% for the three-month period ended September 30, 2003. For the nine-month period ended September 30, 2004 and 2003, our gross margin was 87.6% and 78.4% respectively. The higher gross margin for the nine months ended September 30, 2004 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system, as described above. The low gross margin for the nine months ended June 30, 2003 was the direct result of the minimal sales revenue coupled with the fixed monthly hosting fees, as described above.

     Selling, General and Administrative Expenses.


     Selling, general and administrative expenses were $635,214 and $702,881 for the three months ended September 30, 2004 and 2003, respectively. General and administrative expenses were $2,998,746 and $1,780,807 for the nine months ended September 30, 2004 and 2003, respectively.

     During the three-month period ended September 30, 2004, we incurred $635,214 in selling, general and administrative expenses, of which $95,177 was associated with consulting fees, $224,179 was associated with salary and wages, $48,946 was associated with commissions paid to the sales force, $28,105 was incurred for promotional meetings, including meeting room costs airfare and lodging, $27,092 was related to amortization and depreciation, $44,809 was related to professional legal and accounting fees, and $34,795 was related to rent costs. These costs for the third quarter of 2004 were $67,667 less than the $702,881 in selling, general and administrative expenses incurred during the three-month period ended September 30, 2003. The expenses for the third quarter of 2003 included $55,181 paid as consulting fees, $170,004 paid as salary and wages $195423 paid as sales commissions, $150,593 paid for promotional meetings, and $18,468 incurred as professional legal and accounting fees.

     The overall decrease in costs for the three months ended September 30, 2004 compared to the same period in 2003 was mainly attributable to the significant decrease in promotional meeting costs. We incurred a total of $28,105 for promotional meetings during the third quarter 2004 as compared to the $150, 593 spent on promotional meetings during the third quarter
2003.   During the period ended September 30, 2004 we incurred an increase of $39,996 in consulting fees as compared to the three month period ended September 30. 2003. We paid consulting fees for investor relations/public relations support, consulting fees for launching and supporting the Mexican operations, finders' fees for financing efforts and temporary labor costs. Most of the consulting fees were paid with common stock of the company rather than cash. For the three month period ended September 30, 2004 we experienced an increase in salaries of $54,175 as compared to the same period in 2003 which stemmed from four additional employees on the payroll. Our commissions decreased by $146,477 for the three month period ended September 30, 2004 as compared to the similar period for 2003 due to a drop off of commissionable sales activity and also due to a balance sheet adjustment for over-accrued commissions payable.


                                     13

     During the nine-month period ended September 30, 2004, we incurred $2,998,746 in selling, general and administrative expenses, of which $673,482 was associated with salary and wages, $187,085 was incurred for promotional meetings, including leadership airfare and lodging, $878,272 was associated with consulting fees, $388,370 was associated with commissions paid to the sales force, $147,870 was paid as professional fees (legal and accounting), $96,583 was related to rent costs and $63,506 was incurred for medical insurance. These costs for the period were $1,217,939 higher from the $1,780,807 in selling, general and administrative expenses incurred during the nine-month period ended September 30, 2003. The expenses for this period included $287,219 paid as sales commissions, $284,672 paid as consulting fees, $491,934 paid as salary and wages and $78,738 was incurred as professional and legal fees. The overall increase in costs for the nine months ended 2004 again, was mainly attributable to the large amount of expenditures for consulting fees and services (most of which was paid with common stock) and promotional meetings, as discussed above, as well as the increase of $181,548 in salary and wages.


     NET LOSS.

     Our net loss for the three-month period ended September 30, 2004 was $(412,280) compared with net loss of $(428,698) for the three-month period ended September 30, 2003. For the three-month period ended September 30, 2004, net loss per common share, basic and diluted, was $(0.01) per share. For the three-month period ended September 30, 2003, net loss per common share, basic and diluted, was $(0.02) per share. The slight decrease negative earning per share for the three months ended September 30, 2004 was the result of the steady sales revenue complimented by the decreased selling, general and administrative costs as described above. Another factor in the decrease was the direct result of having approximately 23.9 million more shares outstanding. For the nine-month period ended September 30, 2004, our net loss totaled $(2,101,817) compared with net loss of $(1,436,454) for the nine-month period ended September 30, 2003. This represented a net loss per common share, basic and diluted, of $(0.06) and $(0.07) per share, respectively. Again, the relatively constant negative earning per share for the nine months ended September 30, 2004 was the result of having approximately 17.9 million more shares outstanding on a weighted average basis.


     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit at September 30, 2004. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

     Net cash used by operating activities of $(37,732) for the nine months ended September 30, 2004 included a net loss of $(2,101,817) which was offset mainly by common stock that was issued for services for $1,095,082, amortization and depreciation of $81,275, a decrease in commissions payable of $92,761 and an increase in accrued expenses of $49,547. Net cash used by operating activities of $(11,018,064) for the nine months ended September 30, 2003 included a net loss of $(1,436,454), offset by the issuance of common stock for services of $410,961 and an increase in accrued expenses of $154,925.

     Net cash used by investing activities of $(6,300) for the nine months ended September 30, 2004 was attributable to the execution of a license agreement for an affinity membership product and the acquisition of office furniture and equipment. Net cash used by investing activities of $(276,657) for the nine months ended September 30, 2003 was primarily attributable to the licensing of software for our genealogy and commissioning system.

     Cash provided by financing activities of $899,337 for the nine months ended September 30, 2004 and $1,274,294 for the nine months ended September 30, 2003, was attributable to the issuance of common stock through our private offering and short term borrowings.

                                     14
     We financed our operations during fiscal year 2003 and the nine months ended September 30, 2004 through revenues generated from operations, from short term borrowings and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted common stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

Item 3.   Controls and Procedures

     As of the end of the period covered by this report, our Chief Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, he has concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls; subsequent to the date they completed his evaluation.


                                     15

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     We were a party to consultant/vendor related litigation. On or about February 5, 2004, a lawsuit was filed against us by a former consultant, First Reserve Corporation. The suit claimed the breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent (1%) of the total worldwide gross sales of the Company." In response, on March 11, 2004 we filed our answer to First Reserve Corporation's unverified complaint indicating our position that that there has been no performance by First Reserve Corporation to justify their claim. The suit has been cancelled and a settlement agreement has been reached by both parties on October 11, 2004. As part of the settlement, eWorldMedia issued First Reserve Corporation 3,000,000 shares of Preferred Stock and the Company executed a promissory note for $14,125.71 to cover First Reserve's legal fees.

     On April 9, 2004, a lawsuit was filed against us by a former consultant, The Amara Group. The suit claimed the breach of a written agreement entitled "Consulting/Public Relations Agreement" for failing to remove the restrictive legend on shares of common stock The Amara Group received as unearned consultant's fees. The suit was cancelled and a settlement agreement was reached on September 30, 2004 by both parties agreeing to a mutual "walk-a-way" from litigation. In addition, any contracts that may have been in place were rescinded.

Item 2. Changes in Securities.

          Recent Sales of Unregistered Securities

     During the three-month period ended September 30, 2004, we issued restricted shares of stock for sales performance bonuses, loan settlements, and consulting and vendor services. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

STOCK FOR SALES PERFORMANCE BONUSES

     In an effort to maintain a positive working environment and to retain key individuals, during the three months ended September 30, 2004 we issued to our key sales representatives and employees 365,000 shares of restricted common stock as bonuses pursuant to certain performance or employment agreements. The non-cash compensation cost for the Company totaled $3,650. The shares were issued in accordance with Section 4(2), of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.

STOCK FOR  CONSULTING FEES AND EXPENSES

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

STOCK FOR CANCELLATION OF PROMISSORY NOTE

     During the August 2004, we cancelled a promissory note with our restricted common stock. The stock was issued as full settlement and payment for the loan to the company. We issued 225,000 shares of stock for a total value of $20,000. The shares were issued in accordance with
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.
                                     16

STOCK FOR CONSULTING AND VENDOR SERVICES

     During the three-month period ended September 30, 2004 we reimbursed consultants, vendors and other professional fees and costs with our restricted common stock. We issued 1,770,000 shares of stock for a total value of $17,700 for these services or agreements. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submissions of Matters to a Vote of Security Holders.

On October 4, 2004, the Company, Inc. held a special meeting of stockholders to vote on certain issues.

     The information statement furnished to the holders of record at the close of business on July 27, 2004, the record date, of the outstanding common stock of Eworldmedia Holdings, Inc., pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, in connection with the action that the holder of the majority of the votes of our stock undertook on October 4, 2004 to effect the following corporate actions:

     1. Amend our articles of incorporation to increase the number of our authorized shares of common stock to 990,000,000.
     2. Amend our articles of incorporation to authorize 200,000,000 shares of preferred stock.
     3. Authorize our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 78.1955 of the Nevada Revised Statutes.
     4. To grant discretionary authority to our board of directors to amend our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 300 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors.
     5.   Approve the following Eworldmedia Holdings, Inc. Stock Plans:
          (a) 2004 Stock Incentive Plan, adopted by our directors effective March 23, 2004 with 4,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.
          (b) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, adopted by our directors effective August 13, 2004 with 1,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.
          (c) Employee Stock Incentive Plan for the Year 2004 No. 2, adopted by our directors effective August 13, 2004 with 9,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.
          (d) Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by our directors effective August 27, 2004 with 13,500,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     In accordance with our bylaws, our board of directors fixed the close of business on July 27, 2004 as the record date for determining the shareholders entitled to vote for the corporate actions proposed by our board of directors. The amendments to our articles of incorporation and the grant of discretionary authority to our board with respect to the reverse stock split required the affirmative vote of a majority of the shares of our common stock issued and outstanding as of the record date at the time the vote is taken. The approval of the stock plans required the majority of the vote cast once a quorum is present. The quorum necessary to conduct business of the shareholders consisted of a majority of the common stock issued and outstanding as of the record date. As of the record date, 36,580,486 shares of the common stock were issued and outstanding. Each share of the common stock outstanding entitled the holder to one vote on all matters brought before the common shareholders.

     We had a consenting shareholder, Mr. Ronald C. Touchard, our CEO, who held 18,915,193 shares of our common stock. Therefore, Mr. Touchard had the power to vote 18,915,193 shares of the common stock, which number exceeded the majority of the issued and outstanding shares of the common stock on the record date.
                                     17

     Mr. Touchard voted in favor of the amendments to our articles of incorporation, for the grant of the discretionary authority to our board of directors to implement a reverse stock split, and for the approval of the stock plans. Mr. Touchard had the power to pass the proposed resolutions without the concurrence of any of our other shareholders.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1: Certification of the Chief Executive Officer pursuant to
Section 1350 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the three-month period ended September 30, 2004. The following reports on Form 8-K were filed in the fourth quarter of fiscal year 2004:

     On October 12, 2004, we filed a Report on Form 8-K relating to the resignation of one of our directors, Presciliano Lobato. The effective date of the resignation was October 8, 2004.

     On November 17, 2004, we filed a Report on Form 8-K relating to the resignation of our Chief Financial Officer, Secretary and Treasurer, Allen Kimble. The effective date of the resignation was November 4, 2004.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              eWorldMedia Holdings, Inc.
                              (Registrant)




Date: November 18, 2004       By /S/ Ronald C. Touchard
                              --------------------------------------------
                              Ronald C. Touchard,
                              Chairman of the Board,
                              Chief Executive Officer