Form 10KSB
period 2004-12-31
EWORLDMEDIA HOLDINGS INC
filed 2005-04-28
CIK 355168

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

            ____________________________________________________

                                FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                       COMMISSION FILE NO.  000-14047

                         EWORLDMEDIA HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

         NEVADA                                       88-0380544
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

  610 NEWPORT CENTER DRIVE, SUITE 210                    92660
       NEWPORT BEACH, CALIFORNIA
(Address of principal executive offices)               (Zip Code)


    Registrant's telephone number, including area code: (949) 718-0999

Securities registered under Section 12(b) of the Exchange Act:

         NONE

Securities registered under Section 12(g) of the Exchange Act:

         COMMON STOCK, PAR VALUE $0.001 PER SHARE
         (Title of class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for  the  past  90 days.  Yes  [X]  No  [_]

     Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State  issuer's  revenues  for  its  most  recent  fiscal year:
$1,303,679.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 29, 2005: $165,455.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2005:
553,724,573 shares of common stock.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [_]  No
[X]

                                TABLE OF CONTENTS


Item 1.  Business.                                                          1

Item 2.  Description of Property.                                           9

Item 3.   Legal Proceedings.                                                9

Item 4.  Submission of Matters to a Vote of Security Holders.              10

Item 5.  Market for Common Equity and Related Stockholder Matters.         11

Item 6.  Management's Discussion and Analysis or Plan of Operation.        12

Item 7.  Financial Statements.                                             24

Item 8.   Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.                              25

Item 8A.  Controls and Procedures.                                         25

Item 8B. Other Information                                                 26

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                27

Item 10.  Executive Compensation.                                          30

Item 11.  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                        31

Item 12.  Certain Relationships and Related Transactions.                  33

Item 13.  Exhibits                                                         33

Item 14.  Principal Accountant Fees and Services.                          31


                                   PART I

ITEM 1.   BUSINESS.

COMPANY  OVERVIEW

     eWorldMedia Holdings, Inc. (formerly Tropical Leisure Resorts, Inc.) was an inactive shell company from approximately 1991 to December 31, 2002.
 We had no business operations and no source of revenues during that period. We were originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its name and domicile by merging into a Nevada corporation that was incorporated on September 21, 1999, under the name "Cardinal Industries, Inc." In September 2001, Cardinal Industries, Inc. changed its name to Tropical Leisure Resorts, Inc. in anticipation of a transaction that was not completed.

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

BUSINESS

     We are a direct sales/network marketing company that markets Internet based products and services that support small to medium sized companies' as well home-based businesses and individuals. We market technology products and services for use on the Internet. Customers use our technology products to communicate more effectively over the Internet, including to advertise and/or promote their businesses. We also market a line of health and nutrition products as well as a Loyalty Shopping program that allows customers to earn discounts and rebates when they shop with member merchants both online and in-store.

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

     We generate revenue through: fees charged to purchasers of our Internet related products, currently "eWorldMail", "eWorldSites", and "eWorldCards"; fees charged to our subscribers for system hosting and management; fees charged for licenses of our products and technology for use in foreign markets; and fees generated through the direct sale of our health and nutrition line ("eWorldHealth") and our Loyalty Shopping program ("eWorldRewards"). Our business model provides for the allocation of sales revenue as follows; sixty percent is paid out to our sales force as commissions, twenty percent is designated as product support costs, which includes system hosting fees, and twenty percent is allocated for general and administrative expenses and net profit.

     We may seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We will not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we may participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Mr. Ron Touchard and Henning D. Morales, our officers and directors. Messrs. Touchard and Morales have played major roles in developing and executing our business strategy. The loss of Messrs. Touchard and Morales could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the lives of Messrs. Touchard and Morales.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE OFFICES

     Our executive office is located at 610 Newport Center Drive, Suite 210, Newport Beach, California 92660. The telephone number to call for information is (949) 718-0999.

CHANGES IN OUR CAPITAL STRUCTURE

     Effective October 4, 2004, we filed a Certificate of Amendment to our Articles of Incorporation, to authorize 990,000,000 common shares, par value $0.001 per share, and 200,000,000 preferred shares, par value $0.001 per share.

     Also effective October 4, 2004, we designated 20,000,000 shares as our Series A preferred stock. Each share of the Series A preferred stock is convertible into one fully paid and nonassessable share of our common stock. On all matters submitted to a vote of the holders of our common stock, a holder of shares of our Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by 35.

     Also effective October 4, 2004, we designated 30,000,000 shares as our Series B preferred stock. Each share of the Series B preferred stock is convertible into one fully paid and nonassessable share of our common stock.

The holders of shares of our Series B preferred stock are not entitled to voting rights on any matters submitted to a vote of the holders of our common stock.

     Effective October 12, 2004, we designated 20,000,000 shares as our Series C preferred stock. Each share of the Series C preferred stock is convertible into 200 fully paid and nonassessable shares of our common stock. The holders of shares of our Series C preferred stock are not entitled to voting rights on any matters submitted to a vote of the holders of our common stock.

     Effective January 21, 2005, we filed a certificate of amendment to the certificate of designation for our Series C preferred stock. According to the certificate of designation, filed on October 12, 2004, the conversion rate of the shares of our Series C preferred stock into shares of our common stock was subject to adjustment upon subdivision or combination of our common stock. Pursuant to our amended certificate of designation for the Series C preferred stock, the conversion rate of the shares of our Series C preferred stock into shares of our common stock is not affected by any subdivision or combination of our common stock.

EMPLOYEES

     We have 15 full-time employees and one part-time employees as of March 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     Our  officers  and  directors  are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.
                                     5

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE  PAY  NO  DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS  RELATING  TO  OUR  BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE
FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months. Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $1.35 to a low of $0.001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  our  quarterly  operating  results;

- The development of a market in general for our products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- Loss of a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and  volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in eWorldMedia Holdings, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as eWorldMedia Holdings, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

REPORTS TO SECURITY HOLDERS

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

     Our Internet address is www.eworldmedia.com. We make available, free of charge, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish to, the SEC

ITEM 2.   DESCRIPTION OF PROPERTY.

     We lease office space at 610 Newport Center Drive, Suites 210 and 220, Newport Beach, California. The office space is approximately 4,086 square feet but the basic lease also grants access to two conference rooms and a meeting facility for 75 to 100 people. The basic lease terminates on June 30, 2008. Monthly combined lease payments are $10,500.

ITEM 3.   LEGAL PROCEEDINGS.

     On or about February 5, 2004, a former consultant, First Reserve Corporation, filed a lawsuit against us. The suit claims the breach of a written agreement entitled "Consultant's Compensation Agreement" by failing to provide First Reserve Corporation a consultant's fee of one percent of the total worldwide gross sales of the Company. In response, on March 11, 2004 we filed our answer to First Reserve Corporation's unverified complaint indicating our position that that there has been no performance by First Reserve Corporation to justify their claim. On October 8 2004 we reached a settlement agreement with First Reserve Corporation in regard to the lawsuit whereas we agreed to reimburse First Reserve in attorney fees of $14,125.701 and issue 3,000,000 shares of Preferred Series A stock as full satisfaction and settlement of the matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until November 6, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "TRLR.OB." On November 6, 2002, our symbol changed from "TRLR.OB" to "EWMD.OB" in connection with the change in our name and a one for 50 reverse split of our common stock. On January 24, 2005, in connection with the one for 300 reverse stock split, our symbol changed from "EWMD.OB" to "EWMH.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                    CALENDAR YEAR 2003          HIGH          LOW
                    First Quarter               1.80         1.25
                    Second Quarter              1.25         0.90
                    Third Quarter               1.35         1.00
                    Fourth Quarter              1.01         0.58

                    CALENDAR YEAR 2004          HIGH          LOW
                    First Quarter                0.9         0.18
                    Second Quarter              0.27         0.08
                    Third Quarter               0.12         0.01
                    Fourth Quarter              0.01        0.004

     As of March 29, 2005, we had 553,724,573 shares of our common stock outstanding. Our shares of common stock are held by approximately 860 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECTION  15(G)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  -----------------
                                                                     Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                    units)      dollar value) of
                                                 purchased as      shares (or
                                                   part of       units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or      under the plans
Period           purchased     share (or unit)     programs        or programs
               --------------  ---------------  --------------  -----------------
October 2004              -0-              -0-             -0-                -0-
November 2004             -0-              -0-             -0-                -0-
December 2004             -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  -----------------
Total                     -0-              -0-             -0-                -0-
               ==============  ===============  ==============  =================


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date.
 We will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S  PLAN  OF  OPERATIONS

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

     We believe that our affordable and user-friendly Internet communications and marketing tools provide a solution to two major problems in the consumer and business marketplace.

     One significant problem concerns the creation of affordable rich media presentations for Internet communication and advertising. The most common forms of previous online advertising have been pop-up banner ads and text email. We believe both of these forms of advertising are limited and unappealing. With our exclusive technology, any individual consumer, retail business or home-based business can create professional looking rich media email messages and/or TV-like commercials in a matter of minutes. Similar rich media flash presentations generally require a great deal of programming and design work and cost several thousand dollars per message to create. However, with our proprietary "templated" system a customer can create and send commercial quality rich media email presentations for as little as $19.95 per month (consumers) or $99 per month (commercial).

     The second problem has been with Internet target marketing. Back in time when there were only 30,000 Internet web sites, people could surf the Internet and find products and services with relative ease. Now with well over 50,000,000 domestic US web sites, it is much harder to locate specific items. People get confused and they do not know where to go. We believe that the key to the successful Internet marketing is target marketing. As the Internet becomes more TV-like, we believe people are going to respond best to TV-like (rich media) commercials that feature sound, action, voice and moving imagery. Through target marketing on the Internet, commercials can be created that appeal to each market segment. We also provide referral access to opt-in databases where customers can filter and target, demographically, certain potential commercial recipients.

     We also believe that through the power of word-of-mouth advertising, we will be able to rapidly get this exciting technology into the hands of the small businessperson and also to mid-size and even larger corporations. We believe we can offer these advertising services at extremely competitive prices to clients worldwide. Through our direct/sales network marketing approach, we also believe we can gain worldwide product exposure very quickly and rapidly accumulate sales to a significant and growing client base without the typical high costs commonly associated with a traditional business sales force.

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

OUR  STRATEGY

     Since our founding in 2001 we have been systematically implementing a 3-phase rollout plan as follows: First, to develop and market the core technology and infrastructure; Second, to create and deliver an integrated turnkey online marketing system for home-based entrepreneurs based on the core technology; and Third, to introduce a variety of non-technology products that will be marketed directly to consumers using the core technology and marketing systems that have been developed and implemented.

     In early 2004 we decided that phase one (the technology) and phase two (the system) were sufficiently in place and that the time had come to begin focusing on phase three (the products). During the forth quarter of 2004, after considerable research, three separate product lines were selected for test-marketing: eWorldHealth, eWorldRewards, and eWorldEntertainment. We anticipate additional product lines to be researched and test-marketed in 2005.

     We have focused a significant amount of our efforts on the development and implementation of our "eWorldMail" product for Internet advertising. In 2004 we introduced version 2.5 of this product and will continue to further enhance the product to ensure it maintains its cutting-edge, state-of-the-art qualities. We plan to begin aggressively marketing this product as resources allow and we plan to continue capitalizing on our current operating platform. We believe that long-term sales growth of our initial product mix will result from three distinct categories to include the following:

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

- International. Through a very extensive, exclusive and comprehensive international business plan, the Company has attracted international interest from over 100 sources. International sub-licenses will be sold, based on the foreign market size of each prospective country, but will sell at a minimum of $200,000, the fee for such is paid as cash directly to us. We will also receive ongoing monthly revenues from each country.

     We also intend to pursue a growth strategy comprised of the following four principal elements:

- Enhance Sales Force Training. We will continue to seek increased sales of our Internet related products through our direct sales/network marketing system by utilizing extensive training and motivational programs for our distributors. We will also develop events and training and motivational programs worldwide. In addition, we will continue to offer extensive training programs through various methods of communication, including live multi-lingual videoconferences and teleconferences on a global basis, and will seek to expand the motivational and training programs.

- Expand Into New Markets. The opening of new markets is an important component of our business strategy. We believe there are numerous additional markets in which our Internet products and direct sales/network marketing system should prove successful. New markets currently under consideration include China, Hong Kong, Taiwan, Korea, Japan, Singapore, India, Mexico, United Kingdom, France, Spain, Austria and Germany. In determining where and when to open new markets, we will seek to ensure that adequate support services and other Company systems are in place to support the growth.

- Expand Product and Service Offerings and Develop New Product Lines. We are committed to expanding our Internet related product lines by developing and offering new products and introducing existing products into e-commerce markets where they are not currently offered. The timely introduction of new, high quality Internet related products and services creates sales opportunities for our distributors, and also serves to generate enthusiasm among the distributors to provide them with opportunities to sell other exciting products.

- Revitalize Sales in Existing Markets. We will continually seek to revitalize sales in markets that have experienced an initial period of growth followed by a leveling off or decline in sales by, among other things, providing extensive training and motivational program support to our distributors.

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

     eWorldMail is a customized system that allows any user, in a matter of minutes, to create 20-40 second TV-like rich media commercial messages and broadcast them to as many recipients as the
sender chooses.   The commercials are  delivered  as  standard  email
messages with no attachments, substantially eliminating any concerns regarding viruses, downloads, or bandwidth. The commercial messages open and run immediately, even on slow modems. When the recipient clicks on the email message, their computer screen immediately comes alive with sound, music, and photographs, streaming video, animation and graphics. The quality of these high-impact multi-media commercial messages is believed to be equivalent to those currently seen on television.

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

     Our product "Demo" account can be accessed to allow a first-hand look at this exciting product. Our web address is www.eworldmedia.com
                                                        -------------------
and the eWorldMail System can be accessed utilizing a demo account. Upon clicking on the corporate web site above, proceed to the bottom of the web page and click on the "Agent Login" button. Next, enter "demo" as the username and password and click enter. Once into the demonstration site, proceed to the far left side of this web page and click on the "Rich-Media Campaign Center" button. The next categories that are listed on the far left side include the following choices:

- Campaign Center - This is where the user can actually create and save the eWorldMail messages and monitor the email delivery statistics.

- Idea Gallery - This is where many of the sample messages created by our clients are stored. Just click on any eWorldMail message to have it play.

- FAQ - This is where the most frequently asked questions regarding the eWorldMail System are answered.

- Campaign Center Tutorial - This is where a beginner can learn quickly how to build and submit rich-media eWorldMail messages.

     EWORLDSITE  BUILDER  -  RICH  MEDIA  WEBSITE  BUILDER

     We have introduced a second product that allows any individual, regardless of computer skills, to create their own rich media website with simple point-and-click operation. The "Rich Media Website Builder" is a simple-to-use browser-based tool that allows anyone to create a dynamic flash website in a matter of minutes. The purchaser can choose from unlimited combinations of layouts, backgrounds, color, schemes, animation, text, styles, images, and music. The Rich Media Site Builder can also be created in many different languages.

     Once the customer creates their website, they can customize any aspects of it as often as they wish. They have the ability to change templates, buttons, fonts, or background colors whenever they choose and to upload images, banners, and add photographs as they see fit. This unique state-of-the-art Rich Media Website Builder allows for the creation of a full-function site that can fulfill all the ecommerce capabilities of any small or medium size business.

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

     EWORLDCARD  -  ELECTRONIC  SIGNATURE/BUSINESS  CARD

     Another product that we market is a fully interactive electronic business card, the eWorldCard. This exciting product attaches to every email message that you sent out similar to a standard signature file but the eWorldCard has the look of a business card. The eWorldCard contains various interactive buttons that when clicked can connect the sender and receiver via a telephone line, connect to the sender's website, play a sender's eWorldMail presentation, and more.

     Similar to the eWorldMail System and eWorldSite System, The eWorldCard System is a templated system where the customer can easily create their own card using a myriad of layouts, colors, fonts, etc. The eWorldCard buttons include; a Voice player that adds a personal touch to each message that lets the sender "say it", not just write it; a Insta-CALL feature lets the email recipient contact the sender instantly by landline phone; a Video player allows the recipient to SEE & HEAR the sender's corporate flash presentation or movie; Live URL Links to allow the recipient to quickly access the sender's affordable and user-friendly Internet communications and marketing tools website; Live email links to allow the recipient to instantly contact the sender by email; Scrolling text box lets the recipient read text messages by the sender; Virtual Office e-Rolodex allows the recipient to keep the sender's card on their desktop for future contact; Vast library allows the sender to also create TALKING Invitation, Holiday and Event cards.

     EWORLDHEALTH

     eWorldHealth has long been in our plans and is expected to eventually become our most lucrative and successful product line. eWorldHealth products will consist of health and nutrition products, other special products and items of interest to health and fitness-minded individuals, and possibly a membership program offering discounts on medical, dental and other health care services.

     In December 2004 we signed a 10-year exclusive international marketing agreement with Natura, Inc. to market a complete line of 14 cellular health and nutrition products through the company's eWorldHealth division. Natura's products are bi-lingually labeled in both English and Spanish and immediately available for distribution not only throughout the U.S. but also in Mexico, Argentina and other countries in Latin America, locations where we have already established a strong marketing presence.

     Under the terms of the agreement, we will begin marketing Natura products through our international base of distributors and leading edge Internet technologies in the first quarter of 2005. eWorldMedia, Inc. will also create specific marketing tools for its eWorldHealth line utilizing our "Next Generation" Rich Media eWorldMail System. eWorldHealth products will also be made available through eWorldMedia's eWorldRewards Loyalty Shopping Program.

     Health and Nutrition products are considered a "bull's-eye" in the Network Marketing, Internet Marketing and Direct Sales industries because they are currently used by approximately 45 percent of all Americans and are also enjoying rapidly growing popularity internationally. It is also noteworthy that the core members of eWorldMedia's Executive Team have long histories of success in marketing health and nutrition products and are intimately familiar with that industry. The utilization of eWorldMedia's core technologies and marketing systems to sell products directly to this primary market is expected to create a major impact throughout the industry. The company expects its eWorldHealth division to generate significant revenues beginning by early-to-mid 2005.

     EWORLDREWARDS

     eWorldRewards was created through a joint venture with SOURCE(R), Inc. a Los Angeles, California-based full-service, loyalty marketing and management firm that provides a neutral, loyalty-tracking technology platform and guidelines for reciprocation called the SCORE Loyalty Program(R). The SCORE program enables multiple Affinity Groups to consolidate their proprietary loyalty programs (PLP) into a single rewards-based coalition called the SCORE Loyalty Coalition(TM).

     We have entered into two international marketing agreements with SOURCE which will allow each entity to benefit from the proprietary tools and technologies of both companies. A major component of these agreements is SOURCE granting to eWorldMedia a 20-year renewable SCORE license in exchange for cash, use of intellectual properties and other incentives. Since SOURCE(R) Inc. is known to be very selective in choosing licensing partners, the scope and magnitude of this arrangement is very unique.

     Under the terms of the agreements, our agents and their customers can now receive significant discounts and rebates by shopping through eWorldRewards own participating merchants as well as through thousands of participating SCORE merchants. Discounts and rebates can be earned by shopping online at any of eWorldMedia's thousands of worldwide subdomain websites, or through point-of-purchase sales, allowing shoppers to visit many of their favorite stores, restaurants and other merchants in person. eWorldMedia, Inc. Agents will also be able to build additional income streams by referring customer, merchants, or both to the eWorldRewards program.

     eWorldRewards was officially released in November 2004 and is expected to begin creating substantial revenues for the company by late 2005.

     EWORLDENTERTAINMENT

     The eWorldEntertainment division was established to allow the company to enter the fast-growing field of online entertainment and gaming, including online skills games, Internet competitions, thoroughbred horse-racing and additional electronic diversions currently available to millions of online gamers around the world.

     In October 2004 the company formed a strategic alliance with First Reserve Corporation, a private company which already had an existing
relationship with International  Racing Group, Inc. (IRG).    Through their
relationship with IRG, First Reserve Corporation and eWorldMedia can potentially earn significant income through incentives bonuses shared by IRG that IRG receives from the Race Tracks.

     Between October and December 2004 First Reserve Corporation and eWorldMedia conducted a 2 month long test to establish the viability of the system Test results indicated that significant returns were possible through this business model and system and that the program was economically feasible. However, due to the unpredictable volatility of this market, the perceived need to focus the company's resources on the emerging eWorldHealth and eWorldRewards divisions, and management's determination that a public company should not be involved in this industry, this program was discontinued in December 2004. During that time the Company elected to sell the business model, the system and Services Agreement with First Reserve Corporation to Thoroughbred Entertainment Industries Corporation. The parties executed an agreement on March 15, 2005 for the sum of $500,000. The company received the initial installment of $45,000 on March 15, 2005 with the balance due the company by September 30, 2005.

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

COMPETITION

     We are aware of other companies that produce and market products that provide Internet related advertising and web-site design and development but we are not aware of any competition within our product's low-cost pricing structure. Nor do we anticipate any competition for our template-based rich media eWorldMail System, our patented flagship product. We anticipate that future competition will come not from other direct sales/network marketing companies selling similar products, but rather from other forms of online communication and advertising technology that will emerge as technology advances. Our main immediate challenges will be (1) to expose Internet communicators and advertisers to our new medium of cost-effective user-friendly technologies, and (2) to continue to update and expand our product base as new technology becomes available.

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

DIRECT  SALES/NETWORK  MARKETING

     We market and distribute our products through a direct sales/network marketing system and sell directly to independent distributors and retail customers. At December 31, 2004, we had approximately 190 "active" independent distributors. To be considered "active", a distributor must be enrolled on a monthly product subscription of either $33 or $99. Direct sales/network marketing utilizes a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products for their own personal use and also cross-sell products to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet have contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that direct sales/network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other marketing and distribution channels.
We believe our direct sales/network marketing system appeals to a broad cross-section of people, particularly those seeking to start a home business, supplement family income or pursue employment opportunities other than conventional, full-time employment.

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

     From time to time, distributors fail to adhere to the eWorldMedia policies and procedures, including those governing the marketing of our products or representations regarding the compensation plan. We systematically review reports of alleged distributor misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that a distributor has violated any of our policies and procedures, we may take a number of disciplinary actions, including termination.

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

SELECTED FINANCIAL DATA

     The selected statement of income data and balance sheet data presented below set forth a summary of data relating to our results of operations as of, and for the years ended, December 31, 2004 and 2003. This data has been derived from our audited financial statements and should be read in conjunction with the financial statements and notes included elsewhere in this report.

                                                          December 31,   December 31,
Statements of Operations Data:                                2004           2003
=====================================================================================
Net Sales                                               $   1,313,608  $     830,606
Gross Margin                                            $   1,145,199  $     653,984
Sales, General and Administrative Expenses              $   4,036,257  $   3,745,246
Income (Loss) from Operations                           $  (2,891,058) $  (3,091,262)
Interest Expense                                        $     (41,914) $     (89,828)
Income Tax Provision                                    $            - $           -
Income (Loss) Before Extraordinary Item                 $  (2,932,972) $  (3,181,090)
Extraordinary Item   Loss From Thoroughbred
  Wagering                                              $     (60,000) $           -
Net Income (Loss)                                       $  (2,992,972) $  (3,181,090)
Earnings (Loss) Per Share                               $       (0.02) $       (0.16)

                                     21

                                                          December 31,   December 31,
                                                              2004           2003
=====================================================================================
Working Capital                                         $       24,342 $      87,270
Total Assets                                            $     235,592  $     395,087
Total Current Liabilities                               $   1,447,351  $   1,104,595
Long Term Portion of Capital Lease Obligations          $         -    $           -
Total Stockholders Equity (Deficit)                     $  (1,211,759) $    (709,508)

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.

REVENUE

     Revenue for the 12 months ended December 31, 2004 was $1,313,608 compared to $830,606 for the 12 months ended December 31, 2003. This increase of $483,002, or 58% was a direct result of the sale of the partial licensing of our systems for Argentina which amounted to $100,000 and the partial licensing for Mexico which totaled $128,000. The increase in revenue for the period is also attributable to the sale of Life-Time memberships for our independent sales representatives during the fourth quarter of 2004 that generated approximately $129,000. The revenue generated during the year ended December 31, 2003 was greatly affected by the down time and delay in completing the implementation of our new genealogy system. Sales activity was slowed dramatically for the first and second quarter 2003 during the development of the genealogy system, which includes commissioning tracking, calculations and payment. However, the system was completed and fully implemented during the first part of May 2003.

COST  OF  REVENUE

     The costs of revenues are associated with our product support fees, genealogy hosting fees, Internet hosting fees and opt-in email database fees. Total cost of revenues was $168,409 and $176,622 for the years ended December 31, 2004 and 2003, representing approximately 12.8% and 21.2% of total revenues, respectively. The decrease in the overall cost of revenues as a percentage of revenue for the year ended December 31, 2004, as compared to the similar period for 2003, is primarily related to the sale of the partial licensing of our system for Argentina and Mexico that did not incrementally increase hosting costs and system support fees. However, the cost-efficiencies gained for the licensing revenue was offset somewhat by the minimum monthly fixed costs associated with the hosting and support services that were incurred during the period.

GROSS  MARGIN

     Our gross margin as a percentage of net sales for the year ended December 31, 2004 increased to 87.1% compared to 78.7% for the year ended December 31, 2003. The slightly higher gross margin for the year ended December 31, 2004, as compared to the similar period for 2003 was attributable to the cost efficiencies described above offset by the minimal sales volume during the first four and one-half months of 2003 along with the on-going fixed portion of hosting and service fees as mentioned in the costs of revenue issues as described above.

GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $4,036,257 and $3,745,246 for the year ended December 31, 2004 and 2003, respectively.

     During the year ended December 30, 2004, we incurred $4,036,257 in selling, general and administrative expenses, of which $929,048 was associated with salary and wages, $447,426 was incurred for promotional meetings, including leadership airfare and lodging, $785,448 was associated with consulting fees, $425,346 was associated with commissions paid to the sales force, $154,424 was related to rent costs, and $160,747 was related to professional legal and accounting fees. These combined costs for the year ended 2004 were very constant compared to the selling, general and administrative expenses incurred during the year ended December 31, 2003.

     During the year ended December 30, 2003, we incurred $3,745,246 in selling, general and administrative expenses, of which $1,084,838 was associated with salary and wages, $531,351 was incurred for promotional meetings, including leadership airfare and lodging, $968,498 was associated with consulting fees, $481,376 was associated with commissions paid to the sales force, $99,682 was related to rent costs, and $128,247 was related to professional legal and accounting fees.

     The overall increase in costs for the year ended December 31, 2004 compared to the same period in 2003 was mainly attributable to the recognition of $251, 304 in additional expenses as a result of applying the provisions of SFAS 123 to stock warrants issued during the period. This expense was offset by various costs and fees between the two periods. Salaries decreased by $155,790 during 2004 as a result from the partial year of salaries for the downsize of the management team during 2004, as compared to the salaries incurred during 2003 which included the one-time bonus payouts per contractual obligations (see Item 10 below) coupled with the increase in administrative staff for the year 2003. Also, Promotional meeting costs also decreased during 2004 by $83,925 due to the fewer number of sales conventions held for the period and consulting fees decreased by $183,050 for the year ended 2004. The decline in costs for 2004 was offset by the increase in rent for the period by $54,742 and the increase in professional fees by $32,500.

We expect G&A expenses to decrease in the coming 12 months due to the full year benefit from the reduction of management levels and related salaries and the decline in consulting fee activity. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.


LIQUIDITY AND CAPITAL RESOURCES

     During the twelve-month period ended December 31, 2004, operating expenses were $4,036,257 as compared to $3,745,246 for the same period in 2003. The increase in sales commissions, professional expenses and operating expenses are mainly a result of launching new product lines and related expenses. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $7,711,559 are tapering off. The positive side of this operating loss will be beneficial to us as two - three of our business units become profitable in 2005 and the Net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

     During the 12 months ended December 31, 2004, we generated a net loss of $2,992,972. During the 12 months ended December 31, 2004, we used cash in operating activities of $1,195,561, cash used by investing activities was $86,300, and cash provided by financing activities was $1,251,579.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     See Note 3 of the Notes to the Audited Financial Statements as of December 31, 2004 contained elsewhere within this annual report.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 17, 2004, our independent auditors, Bierwolf, Nilson & Associates, Certified Public Accountants, informed us that on February 10, 2004, that firm had merged its operations into Chisholm, Bierwolf & Nilson, LLC, ("CBN") and was therefore effectively resigning as our auditors.

     Bierwolf, Nilson & Associates had audited our financials statements for the two fiscal years ended December 31, 2002 and 2001 and its reports for each of the two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between us and Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of the merger that resulted in the effective resignation of Bierwolf, Nilson & Associates as our auditors. Our board of directors has confirmed that we will continue our engagement with CBN and has approved the change in auditors resulting from the merger of Bierwolf, Nilson & Associates into CBN.

     During the two most recent fiscal years ended December 31, 2002 and 2001, and through February 12, 2004, we did not consult with Chisholm, Bierwolf & Nilson, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm, Bierwolf & Nilson, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

     We have requested that Bierwolf, Nilson & Associates review the disclosures contained in our Current Report filed with the Commission on March 1, 2004 and furnish us with a letter addressed to the Commission stating whether or not Bierwolf, Nilson & Associates agreed with the statements made by us therein. We filed Bierwolf, Nilson & Associates' letter as an exhibit to our Current Report, filed with the Commission on March 1, 2004.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange
Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B.  OTHER INFORMATION.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

       NAME         AGE         POSITION         POSITION HELD SINCE
------------------  ---  ----------------------  -------------------
Ronald C. Touchard   46     Chairman, & CEO             2001

Henning D. Morales   39  Director and President         2001

     Misty Touchard, our assistant treasurer, is the wife of Ronald C.
Touchard.

     Our executive officers are elected annually by our board of directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2004, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- Ronald C. Touchard. Mr. Touchard was an officer and director during the year 2004. Mr. Touchard failed to timely file a Form 4 for the year ended December 31, 2004.

- Henning D. Morales. Mr. Morales was an officer and director during the year 2004. Mr. Morales failed to timely file a Form 4 for the year ended December 31, 2004.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

- Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is filed as an exhibit to this Annual report.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 610 Newport Center Drive, Suite 210, Newport Beach, California 92660.


ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to eWorldMedia
Holdings,  Inc.  and  our  subsidiaries:

                       ANNUAL COMPENSATION             LONG TERM COMPENSATION
                     --------------------- ------------------------------------------
                                                            AWARDS            PAYOUTS
                                           ---------------------------------  -------
                                                     RESTR                        ALL
NAME &                                               ICTED              LTIP    OTHER
PRINCIPAL                                   COMPEN   STOCK  OPTIONS   PAYOUT   COMPEN
POSITION           YEAR   SALARY    BONUS   SATION  AWARDS  /SARS #      ($)   SATION
-------------------------------------------------------------------------------------
Ron Touchard, CEO  2002  138,000      -0-      -0-  40,000      -0-      -0-      -0-
                                                       (3)
                   2003  138,000  131,277      -0-     -0-      -0-      -0-      -0-
                                      (2)
                   2004  114,115      -0-      -0-   6,550      -0-      -0-      -0-
                                                                (1)
-------------------------------------------------------------------------------------
Henning Morales    2002  111,000      -0-      -0-  28,000      -0-      -0-      -0-
                                                                (6)
President          2003  111,000   89,550      -0-     -0-      -0-      -0-      -0-
                                      (5)
                   2004   57,635      -0-      -0-   5,750      -0-      -0-      -0-
                                                       (4)
-------------------------------------------------------------------------------------

     (1) The $6,550 represents the non-cash amount recorded as other compensation for the issuance of 6,550,000 restricted preferred and common shares as a performance bonus pursuant to Mr. Touchard's employment agreement.

     (2) This amount includes a one-time, non-reoccurring bonus payout of $125,000 pursuant to Mr. Touchard's employment agreement.

     (3) $40,000 represents the non-cash amount recorded as other compensation for the issuance of 1,000,000 restricted shares as a signing bonus pursuant to Mr. Touchard's employment agreement, 500,000 shares issued pursuant to assignment of a vendor license agreement to the Company, 450,000 shares issued for pre-incorporation services, and 50,000 shares issued for appointment as our director.

     (4) This amount represents the non-cash amount recorded as other compensation for the issuance of 5,750,000 restricted preferred and common shares as a performance bonus pursuant to Mr. Morales's employment agreement.

     (5) One-time, non-reoccurring bonus payout pursuant to Mr. Morales's employment agreement.

     (6) Represents the non-cash amount recorded as other compensation for the issuance of 750,000 restricted shares as a signing bonus pursuant to Mr.
Morales's employment agreement, 400,000 shares issued for development of the Company's international business plan, 200,000 shares issued for pre-incorporation services, and 50,000 shares issued for appointment as a director of the Company.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of our executive officers. Each of the agreements contains confidentiality and non-compete provisions. The agreements for Messrs. Touchard and Morales became effective January 1 2002. Set forth below is a brief description of each of the agreements.

     We entered into a three-year full-time employment agreement with Mr. Touchard to serve as our chief executive officer. The agreement sets an annual base salary of $120,000; Mr. Touchard received a signing bonus of 1,000,000 shares of our restricted common stock. We have agreed to provide Mr. Touchard a term life insurance policy in the amount of $1,000,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. We have further agreed to provide for Mr. Touchard a liability insurance policy in the amount of $2,000,000. We have also agreed to pay Mr. Touchard a one-time cash bonus of $125,000 at any time gross sales of at least $750,000 are generated during any four month period, or $50,000 of such $125,000 bonus amount upon the completion of the full amount of the initial private offering, whichever shall first occur. We will pay Mr. Touchard a finder's fee equal to 10 percent of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. Mr. Touchard is entitled to receive a car allowance of $1,500 per month, three weeks paid vacation per year, and medical insurance for himself, his spouse, and his dependents.

     We have entered into a three-year full-time employment agreement with Mr. Morales to serve as our president. The agreement sets an annual base salary of $96,000; Mr. Morales received a signing bonus of 750,000 shares of our restricted common stock. We have agreed to provide Mr. Morales a term life insurance policy in the amount of $800,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. We have also agreed to pay Mr. Morales a one-time cash bonus of $125,000 at any time we record gross sales of at least $3,000,000 during any three-month period. We will pay Mr. Morales a finder's fee equal to 10 percent of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts.

     Mr. Morales will receive a car allowance of $1,250 per month; three weeks of paid vacation each year, and medical insurance for himself, his spouse, and his dependents.

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

     Management's goal is to maintain a low overhead model, which includes keeping salaries at somewhat of a low and constant level. As described herein, our business model allows for the allocation of sales revenue as follows; sixty percent is paid out to our sales force as commissions, twenty percent is designated as product support costs, which includes system hosting fees, and twenty percent is allocated for general and administrative expenses and net profit.

     Therefore, as revenues grow and related commissions grow (in real dollars as compared to an increase in percentage of revenue), our employees and executive officers can benefit from the increased sales activity without the need to increase overhead and salaries (which could negatively impact our financial statements).

CONFIDENTIALITY AGREEMENTS

     Please  see  "Employment  Agreements,"  above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

                                   NUMBER OF                     NUMBER OF SECURITIES
                                 SECURITIES TO                    REMAINING AVAILABLE
                                BE ISSUED UPON WEIGHTED-AVERAGE   FOR FUTURE ISSUANCE
                                  EXERCISE OF   EXERCISE PRICE        UNDER EQUITY
                                  OUTSTANDING   OF OUTSTANDING        COMPENSATION
                                     OPTIONS       OPTIONS,         PLANS (EXCLUDED
                                    WARRANTS       WARRANTS      SECURITIES REFLECTED
                                  AND RIGHTS      AND RIGHTS         IN COLUMN(A))
-------------                   -------------- ----------------  --------------------
PLAN CATEGORY                         (A)             (B)                  (C)
Equity compensation plans          27,500,000            0.001               117,500
 approved by security holders
Equity compensation plans not     457,000,000            0.001            75,000,000
 approved by security holders                                    --------------------
Total                             484,500,000            0.001            75,117,500
                                ==============                   ====================


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                            COMMON STOCK BENEFICIALLY    PREFERRED STOCK BENEFICIALLY
                                    OWNED (2)                        OWNED (2)
                         ---------------------------  -------------------------------
NAME AND ADDRESS OF
BENEFICIAL OWNER (1)      NUMBER        PERCENT          NUMBER          PERCENT
-----------------------  ------------  -------------  ----------------  -------------
Ronald C. Touchard (3)   2,600,000            0.47     2,800,000 (4)       14.7 (4)
Ronald C. Touchard (3)   3,250,000 (5)       50 (5)
Henning D. Morales                                     2,000,000 (4)       10.5 (4)
Henning D. Morales       1,900,000            0.34     3,250,000 (5)       50   (5)
                         ------------  -------------  ----------------  -------------
All directors and
officers as a group
(two persons)                                          2,800,000 (4)      25.2 (4)
                                                      ================  =============
All directors and
officers as a group
(two persons)           4,500,000             0.81     6,500,000 (5)    100 (5)
                        ============  =============  ================  =============

_______________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o eWorldMedia Holdings, Inc., 610 Newport Center Drive, Suite 210, Newport Beach, California 92660, Telephone (949) 718-0999. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of March 29, 2005, the total number of outstanding shares of the common stock is 553,724,573, the total number of outstanding shares of the Series A preferred stock is 19,000,000, the total number of outstanding shares of the Series B preferred stock is 3,562,000, and the total number of outstanding shares of the Series C preferred stock is 6,500,000.

(3) The 2,600,000 shares of our common stock beneficially owned by Mr. Touchard include 100,000 shares beneficially owned by his wife. In addition to the 2,600,000 shares of our common stock beneficially owned by Mr. Touchard, Mr. Touchard also holds a proxy rights to vote 16,315,193 shares of our common stock pursuant to proxy agreements between Mr. Touchard and several of our employees and consultants.

(4)  Series A Preferred Stock.
(5)  Series C Preferred Stock.


     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of eWorldMedia Holdings, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ronald C. Touchard and Henning Danilo Morales were instrumental in the organization of our company and may therefore be deemed to be promoters or founders of the company. Set forth below is certain information in connection with the shares issued to these and other persons.

     On December 19, 2001, Ronald C. Touchard, president, a director, and a 5 percent shareholder, transferred all of his rights and interest in a marketing agreement with NuWays Inc. to us for 500,000 shares of common stock. The marketing agreement with NuWays was subsequently terminated.

     On December 19, 2001, we issued 450,000 shares to Mr. Touchard for per-incorporation services in connection with forming the company and developing network compensation plan. We also issued 200,000 shares to Henning Danilo Morales, executive vice-president, a director, and a 5 percent shareholder, for pre-incorporation services in connection with the development of our business plan.

     On December 19, 2001, in connection with the formation, we issued 50,000 each to Mr. Touchard and Mr. Morales for becoming directors of our company.

     On or about January 2, 2002, we issued preferred shares to the following persons, who are officers, directors, and/or 5 percent shareholders, as signing bonuses for either employment or consulting agreements:


NAME                NUMBER OF SHARES
Ronald C. Touchard          1,000,000

Henning Danilo Morales        750,000

     Pursuant to the terms of the employment agreement with Mr. Touchard, he will be permitted to retain two of his distributorships involving other products from other business entities. Management does not believe that such involvement by Mr. Touchard would create any conflict of interest in fulfilling his duties as an officer, director, and employee of our company.

     Mr. Touchard and Mr. Morales each own 50 percent interest in one corporation, Internet Business Services and a 35 percent ownership interest in two additional corporations, eWorld Unlimited (formerly CLT Ascension, Inc.) and eWorld Expansion (formerly Maitland Business Consortium, Inc.). These entities are at the very top of our sales force genealogy. These positions receive residual commissions and overrides on all sales generated by the company and upon substantial generation of revenue these residual commissions could be material in nature to those business entities.

     During the fiscal year ended December 31, 2004, the three corporations in which Mr. Touchard retains either a 50 percent or 35 percent ownership interest earned $27,202 in cash commissions.

     During the fiscal year ended December 31, 2003, the three corporations in which Mr. Touchard retains between a 25 percent to 50 percent ownership interest earned $5,823 in cash commissions.

     During the fiscal year ended December 31, 2002, the three corporations in which Mr. Touchard retains between a 25 percent to 50 percent ownership interest earned $6,356 in cash commissions.

     During the fiscal year ended December 31, 2004, the three corporations in which Mr. Morales retains either a 50 percent or 35 percent ownership interest earned $27,202 in cash commissions.

     During the fiscal year ended December 31, 2003, the three corporations in which Mr. Morales retains a 25 percent to 50 percent ownership interest earned $5,823 in commissions.

     During the fiscal year ended December 31, 2002, the three corporations that Mr. Morales retains a 50 percent ownership interest earned $6,356 in commissions.

ITEM 13.  EXHIBITS.

EXHIBIT
  NO.                  IDENTIFICATION OF EXHIBIT
--------  -----------------------------------------------------------------
 3.1**    Articles of Incorporation.
 3.2**    Articles of Amendment to the Articles of Incorporation.
 3.3*     Articles of Amendment to the Articles of Incorporation.
 3.4*     Certificate of Designation for the Series A Preferred Stock
 3.5*     Certificate of Designation for the Series B Preferred Stock
 3.6*     Certificate of Designation for the Series C Preferred Stock.
 3.7**    Bylaws
 4.1**    Lockup Provisions for Non-Registerable Shares.
 4.2**    Lockup Provisions for Registerable Shares.
 4.3**    Lockup Agreement effective January 6, 2003, with Nathan Drage.
 4.4**    Lockup Agreement effective January 6, 2003, with Mountain
          Holding, Inc.
 4.5**    Lockup Agreement effective January 6, 2003, with Global Funding
          Group, Inc.
 4.6**    Lockup Agreement effective January 6, 2003, with Portsmith
          Partners of Nevada, Inc.
 10.1**   Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc.
 10.2**   Employment Agreement and Indemnification Agreement with Ronald C.
          Touchard
 10.3**   Employment Agreement, Amendment No. 1, and Indemnification
          Agreement with Henning D. Morales.
 10.4**   Employment Agreement with Allen N. Kimble.
 10.5**   Employment Agreement and Addendum with G. Richard Burnett.
 10.6**   Form of Irrevocable Proxy.
 10.7**   Office Lease Agreement, Personal Guaranty and Addendums for
          Newport Beach office space
 10.8**   Agreement Regarding Loan and Issuance of Shares dated February
          14, 2002, between eWorldMedia, Inc. and First Reserve
          Corporation.
 10.9**   Stock Option Agreement as of April 10, 2002, and Addendum dated
          October 17, 2002, between eWorldMedia, Inc. and First Reserve
          Corporation.
 10.10**  Consultant's Compensation Agreement dated March 15, 2002, between
          eWorldMedia, Inc. and First Reserve Corporation
 10.11**  License and Services Agreement with CaptureQuest, Inc. dated
          April 19, 2002
 14*      Code of Ethics.
 21*      Subsidiaries.
 23.1*    Consent of Chisholm, Bierwolf, & Nilson, LLC
 31.1*    Certification of Ronald C. Touchard, Chairman of the Board of
          Directors and Chief Executive Officer of eWorldMedia Holdings,
          Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
          Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1*    Certification of Ronald C. Touchard, Chairman of the Board of
          Directors and Chief Executive Officer of eWorldMedia Holdings,
          Inc., as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
          2002.

_______________
** Previously Filed
* Filed Herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Chisholm, Bierwolf, Nilson & Associates for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $24,169.

     The aggregate fees billed by Chisholm, Bierwolf, Nilson & Associates for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were$ 27,000.

AUDIT-RELATED FEES

     The  aggregate  fees  billed by Chisholm, Bierwolf, Nilson &
Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

     The  aggregate  fees  billed by Chisholm, Bierwolf, Nilson &
Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

ALL OTHER FEES

     There were no other fees billed by Chisholm, Bierwolf, Nilson & Associates for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   eWorldMedia Holdings, Inc.


Date: April 15, 2005               By /s/ Ronald C. Touchard
                                   --------------------------------------
                                   Ronald C. Touchard,
                                   Chief Executive Officer and Chairman of
                                   the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature               Title                       Date
      ---------               -----                       ----
/s/ Ronald C. Touchard   Chief Executive Officer       April 15, 2005
----------------------   and Chairman of the Board
  Ronald C. Touchard     of Directors
                         eWORLDMEDIA HOLDINGS, INC.
                            Financial Statements
                         December 31, 2004 and 2003







/Letterhead/





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholder's eWorldMedia Holdings, Inc.
Newport Beach, California

We have audited the accompanying balance sheets of eWorldMedia Holdings, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWorldMedia Holdings, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 15 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Management'gs plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
April 12, 2005



                         eWORLDMEDIA HOLDINGS, INC.
                               BALANCE SHEETS

                                                      December 31,  December 31,
                                                          2004          2003
                                                      ------------  ------------

                                     ASSETS

Current Assets
 Cash                                                 $    14,412   $    44,694
 Accounts Receivable, Net                                   9,930        42,576
 Other Receivables                                               -        1,807
 Prepaid Expenses                                           3,824        13,406
 Lease Deposits                                            21,805        21,805
                                                      ------------  ------------
Total Current Assets                                       49,971       124,288

Fixed Assets
 Furniture & Equipment, Net                                47,782        59,330
                                                      ------------  ------------
Total Fixed Assets                                         47,782        59,330

Other Assets
 Intangible Assets and License Rights, Net                137,839       211,469
                                                      ------------  ------------
Total Other Assets                                        137,839       211,469
                                                      ------------  ------------
TOTAL ASSETS                                          $   235,592   $   395,087
                                                      ============  ============



 The accompanying notes are an integral part of these financial statements.
                                    F-3

                         eWORLDMEDIA HOLDINGS, INC.
                               BALANCE SHEETS

                                                      December 31,  December 31,
                                                          2004          2003
                                                      ------------  ------------

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
 Accounts Payable                                     $   412,181   $   226,311
 Commissions Payable                                       78,845       157,356
 Accrued Expenses                                         581,832       575,675
 Notes Payable - Related Party                            317,126             -
 Notes Payable - Current                                   24,500       131,450
 Interest on Notes Payable                                 32,867        13,803
                                                      ------------  ------------
Total Current Liabilities                               1,447,351     1,104,595
                                                      ------------  ------------
Commitments                                                     -             -
                                                      ------------  ------------
Stockholder's Equity
 Series A Convertible Preferred Stock
  20,000,000 Shares Authorized, $0.001 Par Value,
  19,000,000 and Zero shares issued and outstanding,
  respectively                                             19,000             -
 Series B Convertible Preferred Stock
  30,000,000 Shares Authorized, $0.001 Par Value
  3,562,000 and Zero shares issued and outstanding,
  respectively                                              3,562             -
 Series C Convertible Voting Preferred Stock
  20,000,000 Shares Authorized, $0.001 Par Value
  6,500,000 and Zero shares issued and outstanding,
  respectively                                              6,500             -
 Common Stock
  990,000,000 Shares Authorized, $0.001 Par Value
  443,496,198 and 24,139,198 shares issued and
  outstanding, respectively                               443,496        24,139
 Additional Paid-In-Capital                             6,027,242     4,048,090
 Accumulated Deficit                                   (7,711,559)   (4,718,587)
 Less: Subscriptions Receivable                                 -       (63,150)
                                                      ------------  ------------
Total Stockholder's Equity                             (1,211,759)     (709,508)
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $   235,592   $   395,087
                                                      ============  ============


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                           eWORLDMEDIA HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                             December 31,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------
Sales Revenue (Net)                                   $ 1,313,608   $   830,606

Cost of Goods Sold                                        168,409       176,622

Gross Profit                                            1,145,199       653,984

Selling, General and Administrative Expenses
 Amortization and Depreciation                            111,478        68,464
 Consulting Fees                                        1,066,660       968,498
 General & Administration                               1,188,554       914,140
 Professional Fees                                        160,747       128,247
 Rent                                                     154,424        99,682
 Salaries and Wages                                       929,048     1,084,838
 Sales Commissions                                        425,346       481,377
                                                      ------------  ------------
   Total Selling, General & Administrative Expenses     4,036,257     3,745,246

   Total Income (Loss) from Operations                 (2,891,058)   (3,091,262)

Other Expenses:
 Interest Expense                                         (41,914)      (89,828)
                                                      ------------  ------------
 Income (Loss) Before Taxable Extraordinary Item       (2,932,972)   (3,181,090)

Income Tax                                                       -             -
                                                      ------------  ------------
 Income (Loss) Before Extraordinary Item               (2,932,972)   (3,181,090)

Extraordinary Item - Loss From Thoroughbred Wagering      (60,000)             -
                                                      ------------  ------------
Net Income (Loss)                                     $(2,992,972)  $(3,181,090)
                                                      ============  ============
(Loss) per Common Share                               $     (0.02)  $     (0.16)

Weighted Average Outstanding Shares                   137,400,000    20,032,558


 The accompanying notes are an integral part of these financial statements.
                                    F-5

                        eWorld Media Holdings, Inc.
                     Statements of Stockholders' Equity

                                                                             Subscri
                                                   Accumulated    Retained    -ption
             Preferred Stock         Common Stock     Paid In     Earnings    Recei-
             Shares   Amount     Shares      Amount   Capital    (Deficit)    vable
          ------------------  ------------ -------- ----------  ----------- ---------
Balance
at
January
1, 2003            -      -    14,006,000   14,006  1,212,043   (1,537,497)      -

Shares
issued
for cash
at $.50
per share          -      -     3,373,800    3,374  1,638,691            -         -

Shares
issued
for cash
at $.20
per share          -      -       362,000      362     67,189            -         -

Shares
issued
for Fixed
Assets
at $.50
per share          -      -        40,950       41     20,434            -         -

Shares
issued
for
license
agreements
at $.80
per share          -      -        75,000       75     59,925            -         -

Shares
issued
for
license
agreements
at $.50
per share          -      -       125,000      125     62,375            -         -

Shares
issued
for
Services
at $.15
per share          -      -     5,108,200    5,109    761,122            -         -


 The accompanying notes are an integral part of these financial statements.
                                    F-6

                        eWorld Media Holdings, Inc.
                     Statements of Stockholders' Equity

                                                                             Subscri
                                                   Accumulated    Retained    -ption
             Preferred Stock         Common Stock     Paid In     Earnings    Recei-
             Shares   Amount     Shares      Amount   Capital    (Deficit)    vable
          ------------------  ------------ -------- ----------  ----------- ---------
Shares to
satisfy
interest
on notes
at $.15
per share          -      -       451,000      451     67,199            -         -

Shares
issued for
Services
at $.50
per share          -      -       326,450      326    161,703            -         -

Shares
issued for
Services
at $.20
per share          -      -       150,000      150     29,850            -         -

Shares
issued for
Services
at $.10
per share          -      -       210,000      210     20,790            -         -

Shares
issued for
cash at
$.50 per
share              -      -       126,300      126     63,024            -   (63,150)

Cancellation
of shares          -      -      (216,200)    (216)  (116,254)           -         -

Net Loss
for the
period
ended
December
31, 2003           -      -             -        -            - (3,181,090)        -
          ------------------  ------------ -------- ----------  ----------- ---------
Balance at
December
31, 2003           -      -    24,138,500   24,139  4,048,091   (4,718,587)  (63,150)

Stock
issued for
PPM between
$.42 and
$.50 per
share              -      -       477,700      478    275,121            -    63,150

 The accompanying notes are an integral part of these financial statements.
                                    F-7

                        eWorld Media Holdings, Inc.
                     Statements of Stockholders' Equity

                                                                             Subscri
                                                   Accumulated    Retained    -ption
             Preferred Stock         Common Stock     Paid In     Earnings    Recei-
             Shares   Amount     Shares      Amount   Capital    (Deficit)    vable
          ------------------  ------------ -------- ----------  ----------- ---------
Stock
issued
for PPM
at $.50
per share          -      -        58,000       58     28,942            -         -

Shares
issued
for
Services
between
$.15 and
$.50 per
share              -      -     1,539,900    1,540    394,085            -         -

Shares
issued
under
S-8 at
a range
of $.06
to $.23
per share          -      -     2,202,000    2,202    236,728            -         -

Shares
issued
for
Services
between
$.15 and
$.50 per
share              -      -     5,808,000    5,808    351,182            -         -

Stock
issued for
PPM at $.15
per share                       1,061,500    1,062    154,189            -         -

Shares
issued
under ESIP
between
$.0015 and
$.0075
per share                      33,700,000   33,700    134,936            -         -


 The accompanying notes are an integral part of these financial statements.
                                    F-8

                        eWorld Media Holdings, Inc.
                     Statements of Stockholders' Equity

                                                                             Subscri
                                                   Accumulated    Retained    -ption
             Preferred Stock         Common Stock     Paid In     Earnings    Recei-
             Shares   Amount     Shares      Amount   Capital    (Deficit)    vable
          ------------------  ------------ -------- ----------  ----------- ---------

Shares
issued
under S-8
at a
range of
$.02 to
$.06 per
share              -      -     1,350,000    1,350     41,650            -         -

Stock
issued for
Services
at $.01
per share          -      -     2,135,000    2,135     19,215            -         -

Shares
issued for
Satisfaction
of NP
at $.09
per share          -      -       225,000      225     19,775            -         -

Shares
issued
under ESIP
between
$.0015 and
$.0075
per share          -      -   370,800,000  370,800     42,116            -         -

Series A
Preferred
Shares
issued at
$0.001 for
performance
bonus     19,000,000 19,000

Series B
Preferred
Shares
issued at
$0.001 for
performance
bonus      3,562,000  3,562


 The accompanying notes are an integral part of these financial statements.
                                    F-9

                        eWorld Media Holdings, Inc.
                     Statements of Stockholders' Equity

                                                                             Subscri
                                                   Accumulated    Retained    -ption
             Preferred Stock         Common Stock     Paid In     Earnings    Recei-
             Shares   Amount     Shares      Amount   Capital    (Deficit)    vable
          ------------------  ------------ -------- ----------  ----------- ---------
Series C
Preferred
Shares
issued at
$0.001 for
performance
bonus      6,500,000  6,500

Issuance of
Common Stock
Warrants                                              281,212

Net Loss
for the
year ended
December
31, 2004           -      -             -        -            - (2,992,972)        -
          ------------------  ------------ -------- ----------  ----------- ---------
Balance
at
December
31,
2004      29,062,000 29,062   443,495,600  443,496  6,027,242   (7,711,559)        -
          ==================  ============ ======== ==========  =========== =========



 The accompanying notes are an integral part of these financial statements.
                                    F-10


                         eWORLDMEDIA HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS

                                                                  December 31,
                                                               2004          2003
                                                           ------------  ------------
Cash Flows From Operating Activities
 Net Income (Loss)                                         $(2,992,972)  $(3,181,090)
 Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by Operating Activities;
  Depreciation and Amortization                                111,478        68,465
  Stock Issued for Services                                  1,168,106       979,260
  Stock Warrants Issued for Services                           281,212             -
  Stock Issued in Payment of Interest                                -        67,650
  Loss from Thoroughbred Wagering                               60,000             -
  (Increase) Decrease in Accounts Receivable                    32,646       (42,576)
  (Increase) Decrease in Prepaid Expenses                       13,406       (12,756)
  (Increase) Decrease in Employee Receivables                    1,807       155,935
  (Increase) Decrease in Lease Deposits                         (3,824)      (16,030)
  Increase (Decrease) in Commissions Payable                   (78,511)      (21,273)
  Increase (Decrease) in Accrued Expenses                        6,159       312,271
  Increase (Decrease) in Interest on Notes Payable              19,064        13,244
  Increase (Decrease) in Accounts Payable                      185,868        95,356
                                                           ------------  ------------
Net Cash Provided by Operating Activities                   (1,195,561)   (1,581,544)

Cash Flows From Investing Activities
 Purchase Furniture and Equipment                               (1,300)      (42,792)
 Acquisition of Intangible Assets                              (25,000)      (90,000)
 Cash Payments made to Thoroughbred Wagering                  (484,215)            -
 Cash Proceeds from Thoroughbred Wagering                      424,215             -
                                                           ------------  ------------
Net Cash Provided by Investing Activities                      (86,300)     (132,792)

Cash Flows From Financing Activities
 Net Proceeds from Notes Payable                                10,000        14,500
 Net Proceeds on Notes Payable - Related Party                 200,176        61,950
 Proceeds from the Issuance of Common Stock                    459,851     1,641,656
 Proceeds from Exercise of Stock Options                       581,552             -
                                                           ------------  ------------
Net Cash Provided by Financing Activities                    1,251,579     1,718,106
                                                           ------------  ------------
Net Increase (Decrease) in Cash During the Period              (30,282)        3,770

Cash, Beginning of the Period                                   44,694        40,924
                                                           ------------  ------------
Cash, End of the Period                                    $    14,412   $    44,694
                                                           ============  ============

Supplemental Cash Flow Information
 Interest                                                  $    41,914   $       559
 Income Taxes                                                        -             -

Non-Cash Investing and Financing Activities
 Stock Issued for Services                                 $ 1,168,106   $   979,260
 Stock Issued to Acquire Assets                                      -        67,650
 Stock Issued to Pay Interest on Notes Payable                       -       142,975
 Stock Issued to Pay Notes Payable                              20,000             -

 The accompanying notes are an integral part of these financial statements.
                                    F-11

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 1 - Corporate History
--------------------------

eWorldMedia, Inc. (the "Company") was incorporated under the laws of Nevada on December 7, 2001 as eWorldMedia.TV,Inc. The Company later changed its name to eWorldMedia, Inc. The Company was established to market and distribute products and services for Internet advertising. The Company offers Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. The Company's Internet-based business solutions will include a variety of products that will allow subscribers to enhance their electronic business applications. The initial product is TV commercial-quality e-mail advertising.

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

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------------------

     Earnings (Loss) Per Share (continued)
     -------------------------------------
                                                      December 31,  December 31,
                                                          2004          2003
                                                      ------------  ------------
     Numerator - (Loss)                               $(2,992,972)  $(3,181,090)
     Denominator - Weighted Average of Shares
       of Shares Outstanding                          137,400,000    20,032,558
                                                      ------------  ------------
     Loss per Common Share                            $      (.02)  $      (.16)
                                                      ============  ============

E.   Depreciation & Amortization
     ---------------------------
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Office equipment, furniture and fixtures are depreciated over a 5 useful life. Depreciation is computed on the straight line method.

     Other assets, which consist primarily of intangible assets and licensing rights, are stated at historical cost less accumulated amortization. Management has determined that the intangibles have a definite life and will be amortized using the straight line method over estimated useful lives of three years.

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

H.   General and Administrative Costs
     --------------------------------
     General and administrative expenses include fees for office space, compensated absences, travel and entertainment costs, insurance and marketing & promotional meeting costs.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------------------

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

K.   Advertising and Marketing Expenses
     ----------------------------------

     The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003 was $447,426 and $531,350, respectively.

NOTE 3 - New Technical Pronouncements
-------------------------------------

In December 2004, FASB issued a revision to SFAS 123 "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. The Company does not believe adoption of this revision will have a material impact on the Company's consolidated financial statements.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 3 - New Technical Pronouncements (continued)
-------------------------------------------------

In December 2004, FASB issued SFAS 153 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements.

In December 2004, FASB issued SFAS 152 "Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67". This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS 151 "Inventory Costs an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ."  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company's consolidated financial statements.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 3 - New Technical Pronouncements (continued)
-------------------------------------------------

In December 2003, FASB issued a revision to SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, NO. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This Statement retains the disclosure requirements contained in FASB Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, WHICH IT REPLACES. IT REQUIRES ADDITIONAL DISCLOSURES TO THOSE IN THE ORIGINAL STATEMENT 132 ABOUT THE ASSETS, OBLIGATIONS, CASH FLOWS, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of this revision will have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 3 - New Technical Pronouncements (continued)
-------------------------------------------------

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

NOTE 4 - Definite-Life Intangible Assets
----------------------------------------

The Company entered into a license and service agreement with CaptureQuest, Inc., a Utah Corporation ("CaptureQuest"). CaptureQuest develops and services software that enables users to send "rich media" through email as on-line advertisements. CaptureQuest, with the assistance of the Company, created software to be used solely by the Company the system built for eWordMedia was called eWorld Mail. The Company's agreement with CaptureQuest grants them a perpetual non-exclusive license to use the customized software owned by CaptureQuest (who later merged with other companies and was then called Avalon Digital Marketing Systems). The cost in obtaining the license agreement has accumulated to $114,640 during 2003, and is being amortized over 3 years using the straight-line method of amortization. On August 26, 2003, the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the entire eWorld Mail system from Avalon Digital Marketing Systems.

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

During 2003 the Company paid a total of $100,000 to purchase a custom built genealogy system. The system was built specifically for the eWorldMedia platform. It acts as the payment gateway, and facilitates the actual product purchase of the Website Builder and the Commercial Builder. The cost of the asset is being amortized over 3 years using the straight-line method of amortization.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 4 - License Agreements (continued)
---------------------------------------

On September 29, 2004, the Company entered into a license and service agreement with Source, Inc., a California Corporation ("Source"). Source develops and services customer loyalty and rewards software that enables users to receive discounted goods and services for attracting customers to utilize the loyalty shopping program. The Company's agreement with Source grants them a non-exclusive license to use the customized software owned by Source. The cost in obtaining the license agreement was $25,000 and the license is being amortized over 3 years using the straight-line method of amortization.

The cost and associated amortization of the rights of the license agreement costs are as follows;

                          December 31,           Amortization          Accumulated
                        2004       2003           Expense             Amortization
Assets                  Cost       Cost       2004        2003       2004       2003
-------------------------------------------------------------------------------------
Commercial Builder  $114,640   $114,640   $ 38,214    $ 31,471   $ 80,828   $ 42,614
Website Builder       72,500     72,500     24,166       8,056     32,222      8,056
Genealogy System     100,000    100,000     33,334      25,001     58,335     25,001
Loyalty/Reward
 System               25,000          -      2,916           -      2,916          -
                   -----------------------------------------------------------------
  Total             $312,140   $287,140   $ 98,630    $ 64,528   $174,301   $ 75,671
                   =================================================================

NOTE 5 - Fixed Assets
---------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2004 and 2003.

                                              Depreciation           Accumulated
                             Cost               Expense              Depreciation
                     -------------------  --------------------   -------------------
                         December 31,            December 31,          December 31,
Assets                  2004       2003       2004        2003       2004       2003
-------------------------------------------------------------------------------------
Computer Equipment  $ 51,292   $ 51,292   $ 10,258     $ 2,739   $ 12,997    $ 2,739
Furniture & Fixtures  13,275     11,975      2,590       1,198      3,788      1,198
                   -----------------------------------------------------------------
  Totals            $ 64,567   $ 63,267   $ 12,848     $ 3,937   $ 16,785    $ 3,937
                   =================================================================

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 6 - Operating Leases

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

On October 1, 2003, the Company executed a lease agreement to lease a residential apartment. The apartment served as a part time residence for a Company employee and any other guests or visitors the Company may have in town. The lease payments were $2,450 per month. The lease expired on June 30, 2004 and has not been renewed.

    Total Lease Commitments as of December 31, 2004               Year      Amount
                                                                --------  ----------
                                                                  2005    $  118,368
                                                                  2006       123,268
                                                                  2007       128,172
                                                                  2008       87,624
                                                                          ----------
                                                                 Total    $  457,432
                                                                          ==========

Rent expense entering into the determination of net loss was $154,424 and $99,682 for the periods December 31, 2004 and 2003, respectively.


NOTE 7 - Notes Payable - Related Party
--------------------------------------

During 2003, the Company issued three Promissory Notes to shareholders of the Company in the amounts of $20,000, $14,450 and $40,000, respectively. These notes were repaid in full during 2004. Also during 2003, the Company issued a Promissory Note to a shareholder of the Company in the amount of $50,000, of which $7,500 was paid in 2003. The note balance of $42,500 bears interest of 24%, is unsecured, and due on demand.

During 2004, the Company issued five Promissory Notes to shareholders of the Company in the amounts of $50,000, $30,000, $170,500, 14,126 and
$10,000 respectively. The notes bear interest between 10% and 12%, are unsecured, and due on demand.

Accrued interest on all the notes at December 31, 2004 and 2003 was $31,867 and $13,803, respectively.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 8 - Notes Payable
----------------------
The Company has the following notes payable obligations:

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
Note payable to unrelated Corporation, unsecured,
  non-interest bearing and due on demand.             $     4,500   $     4,500

Note payable to individual, Interest Payable Monthly
  at 10%, unsecured and due on demand.                    20,000             -
                                                     ------------   ------------
 Totals                                                   24,500          4,500
 Less Current Maturities24,5004,500
                                                     ------------   ------------
 Total Long-Term Notes Payable                       $     -        $     -
                                                     ============   ============

There has been no accrued interest on the notes at December 31, 2004 and 2003, respectively.

Following are maturities of long-term debt for each of the next five years:

                                                     Year        Amount
                                                    -------   ------------
                                                     2005     $    24,500
                                                     2006           -
                                                     2007           -
                                                     2008           -
                                                     2009           -
                                                 Thereafter         -
                                                              ------------
                                                      Total   $    24,500
                                                              ============

NOTE 9 - Stockholders' Equity
-----------------------------
Convertible Preferred Stock
---------------------------
In October 2004, the Company filed a Form14C with the Securities and Exchange Commission, and amended their articles of incorporation to authorize 200,000,000 shares of convertible preferred stock in one or more series, at a par of .001 per share. During the fourth quarter ended December 31, 2004, the Company issued a total of 19,000,000 shares of series A preferred stock, 3,562,000 shares of series B preferred stock and 6,500,000 shares of series C preferred stock for performance bonuses for various services rendered to the Company. The stock was issued at par, or $.001 per share. The cost of the performance bonuses has been charged to operations and the related Capital stock has been increased by $29,062 with no entry required for additional paid-in-capital.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 9 - Stockholders' Equity (continued)
-----------------------------------------
Convertible Preferred Stock (continued)
---------------------------------------
The following table summarizes the preferred shares outstanding at December 31, 2004.

                 Total                                       Annual
                Series         Stated                        Dividends     Conversion
              Outstanding       Value         Voting           Rate          Rate
              -----------   ------------    -----------    -----------    -----------
Series A       19,000,000   $ 19,000,000            Yes           None         1 to 1
Series B        3,562,000          3,562             No           None         1 to 1
Series C        6,500,000          6,500             No           None       200 to 1

Each Series A share is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each series A share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the "Issue Date") and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. No shares were converted into common stock during 2004. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 35.

Each Series B share is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each series B share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the "Issue Date") and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. No shares were converted into common stock during 2004.

Each Series C share is convertible into common stock at any time, at the option of the holder, at a conversion rate of two hundred (200) common shares for each series C share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the "Issue Date") and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. No shares were converted into common stock during 2004.

Common Stock
------------
In 2004, the Company filed a Form 14C with the Securities and Exchange Commission, and amended their articles of incorporation to increase authorized common stock from 100,000,000 shares to 990,000,000 shares.

During 2004, the Company issued a total of 535,700 shares of common stock at a range of $.42 to $.50 per share, and 1,061,500 shares of common stock at $.15 for cash, pursuant to two 506 Private Placement Memorandums. Accordingly, $458,251 (net of cost of issuance) was charged to additional paid-in capital, representing the excess of cash received over the par value of the stock.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 9 - Stockholders' Equity (continued)
-----------------------------------------

Common Stock (continued)
------------------------
Throughout the year ended December 31, 2004, the Company issued a total of 13,034,900 shares of common stock in exchange for various services rendered to the Company. The stock was issued at various prices between $.01 and $.50 per share. The cost of the services has been charged to operations. Capital stock and related additional paid-in-capital have been increased by $13,035 and $1,042,860, respectively.

During 2004, the Company issued a total of 404,500,000 shares of common stock pursuant to the Company's Employee Stock Incentive Plan (ESIP). The plan shares were issued between $.0015 and $.0075 per share. Accordingly, $177,053 (net of cost of issuance) was charged to additional paid-in capital, representing the excess of cash received over the par value of the stock (see Note 10).

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

During 2003, the Company issued 125,000 shares valued at $.50 per share as a portion of the consideration given to acquire the Website Builder asset. The Company also issued 75,000 shares at $.80 per share to acquire the Company's genealogy software.

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

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 9 - Stockholders' Equity (continued)
-----------------------------------------

Common Stock (continued)

During 2003, the Company issued a total of 451,000 shares of common stock to satisfy interest incurred on short-term notes payable. These shares were valued at $.15 per share.

NOTE 10 - Stock Incentive Plans
-------------------------------

During 2002, the Company created a Stock Option/Stock Issuance Plan (the "Plan"). The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the further success of the Company. The Plan is divided into two programs. The Option Grant Program allows eligible persons options to purchase common shares. The Stock Issuance Program was created to issue shares as a bonus for services or as an incentive to perform services for the Company. The maximum number of shares of common stock which may be issued over the term of the Plan shall not exceed 3,000,000 shares. The Plan shall terminate upon the earliest of (i) December 31, 2010, (ii) the date on which all shares available for issuance under the Plan shall have been issued, or (iii) the termination of all outstanding options in connection with a Corporate Transaction. At December 31, 2004, there were no options granted or outstanding under the Plan.

In 2004, the Company created various Employee and Non-Employee Directors and Consultants Retainer Stock Plans allowing employees and non-employees to receive grant shares for services or certain options to purchase common stock. The plans are administered by the Company's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any apply to or participate in the plans. Under the plans, the total number of shares of common stock that was designated by the Board of Directors totaled 484,500,000 during 2004.

Pursuant to the plans, the company issued a total of 4,882,500 grant shares to certain vendors who provided services on behalf of the company. Approximately 404,500,000 options were issued to employees and had an exercise price of 85% of the market price on date of exercise. As of December 31, 2004, all of the options issued had been exercised by the employees' on a cashless basis through an outside broker. The broker sold the shares on the open market and the Company received net proceeds totaling $581,552.

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 10 - Stock Incentive Plans (continued)
-------------------------------------------

The following table summarizes stock option activity:

2004 Stock Incentive - Option Plans                                 2004
                                                          --------------------------
                                                                          Weighted
                                                                           Average
                                                             Number       Exercise
                                                           of Shares        Price
                                                          ------------  ------------
  Option outstanding at December 31, 2003                       -       $     -
  Options Granted                                         404,500,000         -
  Options Exercised                                      (404,500,000)  $     0.003

  Options Expired                                               -             -
  Options Canceled                                              -             -
                                                          ------------  ------------
   Options outstanding at December 31, 2004                     -       $     -
                                                          ============  ============
   Options exercisable at December 31, 2004                     -       $     -
                                                          ============  ============

NOTE 11 - Stock Warrant Agreements
----------------------------------
On April 1, 2004, the Company entered into a Private Placement Memorandum wherein they offered 3,333,333 shares of common stock at $.15 per share. Each purchaser of shares in this offering also received a warrant to purchase a number of shares of common stock equal to the total number of shares purchased. At December 31, 2004, 1,201,153 shares had been issued pursuant to this private placement. The warrants associated with the issued shares have an exercise price of $.50 per share and are exercisable immediately, until April 1, 2005. The warrants are valued using the Black-Scholes pricing model in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

Stock Warrant Agreement - PPM

                                                                      2004
                                                          --------------------------
                                                                            Weighted
                                                                             Average
                                                                Number      Exercise
                                                             of Shares         Price
                                                          ------------  ------------
  Warrants outstanding at December 31, 2003                     -       $     -
  Warrants Granted                                          1,201,153          0.50
  Warrants Exercised                                            -             -
  Warrants Expired                                              -             -
  Warrants Canceled                                             -             -
                                                          ------------  ------------
   Warrants outstanding at December 31, 2004                1,201,153   $      0.50
                                                          ============  ============
   Warrants exercisable at December 31, 2004                1,201,153   $      0.50
                                                          ============  ============

                                    F-24

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 11 - Stock Warrant Agreements (continued)
----------------------------------------------
During 2003, the Company established two agreements with individuals to purchase common stock warrants. The Company issued 200,000 warrants with an exercise price of $3.00 that expires on July 8, 2005. The Company also issued 200,000 warrants with an exercise price of $.50 that expired January 31, 2004. The following tables summarize the information regarding warrants outstanding at December 31, 2004.

Stock Warrant Agreement #1

                                                                          Weighted
                                                                           Average
                                                             Number       Exercise
                                                           of Shares        Price
                                                          ------------  ------------
  Warrants outstanding at January 1, 2003                      200,000  $       3.00
  Warrants Granted                                                  -             -
  Warrants Exercised                                                -             -
  Warrants Expired                                                  -             -
  Warrants Canceled                                                 -             -
                                                          ------------  ------------
   Warrants outstanding at December 31, 2003                   200,000  $       3.00
                                                          ============  ============
  Warrants outstanding at January 1, 2004                      200,000  $       3.00
  Warrants Granted                                                  -             -
  Warrants Exercised                                                -             -
  Warrants Expired                                                  -             -
  Warrants Canceled                                                 -             -
                                                          ------------  ------------
   Warrants outstanding at December 31, 2004                  200,000   $      3.00
                                                          ============  ============
   Warrants exercisable at December 31, 2004                  200,000   $      3.00

                                                          ============  ============

Stock Warrant Agreement #2
                                                                            Weighted
                                                                             Average
                                                                Number      Exercise
                                                             of Shares         Price
                                                          ------------  ------------
  Warrants outstanding at January 1, 2003                      200,000  $         -
  Warrants Granted                                                  -           .50
  Warrants Exercised                                                -             -
  Warrants Expired                                                  -             -
  Warrants Canceled                                                 -             -
                                                          ------------  ------------
   Warrants outstanding at December 31, 2003                  200,000   $       .50
                                                          ============  ============
  Warrants outstanding at January 1, 2004                      200,000  $       .50
  Warrants Granted                                                  -             -
  Warrants Exercised                                                -             -
  Warrants Expired                                           (200,000)            -
  Warrants Canceled                                                 -             -
                                                          ------------  ------------
   Warrants outstanding at December 31, 2004                        -   $         -
                                                          ============  ============

                                    F-25

                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 11 - Stock Warrant Agreements (continued)
----------------------------------------------
The Company applies SFAS No. 123, for warrants granted, which requires the Company to estimate the fair value of each warrant granted at the grant date by using the Black-Scholes pricing model with the following assumptions.


         Risk-free interest rate                                   4%
         Dividend yield                                            0%
         Volatility                                              425%
         Average expected term (years to exercise date)            1

Warrant Agreements

                                         Weighted
                             Weighted     Average                 Weighted
       Range                  Average   Remaining                  Average
 of Exercise              of Exercise Contractual              of Exercise
       Price    Warrants        PriceLife (years)     Warrants       Price
 ----------- -----------  ----------- -----------  ----------- -----------
 $      3.00     200,000  $      3.00         .50      200,000 $     3.00
 $      0.50   1,201,153  $      0.50         .75    1,201,153 $     0.50

Stock Warrant Agreement #2 (continued)
--------------------------------------

As a result of applying SFAS No. 123, the Company has recognized $251,304 in expense for the warrants associated with the Private Placement
Memorandum and $29,908 in expense for the stock warrant agreement for the year ended December 31, 2004.

NOTE 13 - Accrued Expenses and Other Current Liabilities
--------------------------------------------------------


Accrued expenses and Other current liabilities consist of the following:

                                                December 31,  December 31,
                                                    2004          2003
                                                ------------  ------------
    Commissions Payable                          $   78,845    $  157,356
    Accrued Payroll Taxes                           403,798       497,884
    Salaries and Wages Payable                      148,843        33,721
    Sales Agent Refunds Payable                      18,923        18,923
    Accrued Interest                                 32,867        13,803
    Accrued Compensated Absences                     10,269        25,147
                                                ------------  ------------
                                                $   693,545   $   746,834
                                                ============  ============

                                    F-26



                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 13 - Accrued Expenses and Other Current Liabilities (continued)
--------------------------------------------------------------------

As of December 31, 2004, the Company had not remitted certain portions of the 2002 or 2003 payroll tax withholdings to the Internal Revenue Service ("IRS"). The IRS has been notified of this deficiency and a payment plan has been presented to the IRS. The Company has accrued approximately $100,000 for potential penalties and interest and the amount is included in the figure indicated above. A substantial portion of the obligation has been paid by the Company during the first quarter of 2005 and is addressed
in Note 17   Subsequent Events. Also included in the amount above is the
$28,276 balance due and payable to the California Employment Development Department ("EDD") in accrued payroll taxes for the year ended December 31, 2004.

NOTE 14 - Income Taxes
----------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

         Year of                                     Expiration
             Loss                    Amount                Date
         ------------------------------------------------------
         2002                   $ 1,543,860                2022
         2003                     3,181,090                2023
         2004                     2,992,972                2024

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                December 31,  December 31,
                                                    2004          2003
                                                ------------  ------------
    Current Tax Asset Value of Net Operating
    Loss Carryforwards at Current Prevailing
    Federal Tax Rate                            $ 2,855,631   $ 1,748,232
    Evaluation Allowance                         (2,855,631)   (1,748,232)
                                                ------------  ------------
    Net Tax Asset                               $          -  $         -
                                                ============  ============
    Current Income Tax Expense                  $          -  $         -
    Deferred Income Tax Benefit                            -            -

                                    F-27


                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004


NOTE 15 - Going Concern
-----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

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

Note 16   eWorldEntertainment   Thoroughbred Wagering
-----------------------------------------------------
The eWorldEntertainment division was established to allow the company to enter the fast-growing field of online entertainment and gaming, including online skills games, Internet competitions, thoroughbred horse-racing and additional electronic diversions currently available to millions of online gamers around the world.

In October 2004 the company formed a strategic alliance with First Reserve Corporation (First Reverse), a private company to establish a thoroughbred wagering program. First Reserve already had an existing relationship with International Racing Group, Inc. (IRG) and through their relationship with IRG, First Reserve Corporation and eWorldMedia began placing wagers on thoroughbred racing. Between October and December 2004 First Reserve Corporation and eWorldMedia conducted a two and one-half month long test to establish the viability of th thoroughbred wagering system. Test results indicated that significant returns were possible through this business model and system and that the program was economically feasible. However, due to the unpredictable volatility of this market, the perceived need to focus the company's resources on the emerging eWorldHealth and eWorldRewards divisions, and management's determination that a public company should not be involved in this industry, this program was discontinued in December 2004.

The total cash payments made through the program totaled $484,215. The cash received from the program amounted to $424,215 which resulted in a net loss of $60,000 at December 31, 2004. The program was sold in March 2005 (see
Note 17).
                                    F-28
                         eWorldMedia Holdings, Inc.
                       Notes to Financial Statements
                             December 31, 2004

NOTE 17 - Subsequent Events
---------------------------

Subsequent to the issuance of this report, the Company paid a total of $133,000 to the IRS in February and March 2005. The Company also paid an additional $200,000 to the IRS in April 2005 that is pending processing and has not yet cleared the bank. The amount paid in April includes a portion of penalty and interest and satisfies the balance due the IRS. However, there still may be some additional penalty and interest amounts due but it is unknown at this time. The Company believes the potential amount should be no more than $25,000 to $50,000 which was has been accrued.

On March 15, 2005, the Company executed an agreement with Thoroughbred Entertainment Industries Corporation (a private company) for the sale of its thoroughbred wagering program. As discussed in Note 16, through their relationship with IRG, First Reserve and eWorldMedia developed a wagering program where they could potentially earn significant income through incentives and bonuses shared by IRG that IRG receives from the various Race Tracks around the U.S. Between October and December 2004 First Reserve Corporation and eWorldMedia conducted a two and one-half month long test to establish the viability of the thoroughbred wagering system. Test results indicated that significant returns were possible through this business model and system and that the program was economically feasible. However, due to the unpredictable volatility of this market, the perceived need to focus the company's resources on the emerging eWorldHealth and eWorldRewards divisions, and management's determination that a public company should not be involved in this industry, this program was discontinued in December 2004. During that time the Company elected to sell the business model, the system and Services Agreement with First Reserve Corporation to Thoroughbred Entertainment Industries Corporation. The parties executed an agreement on March 15, 2005 for the sum of $500,000. The company received the initial installment of $45,000 on March 15, 2005 with the balance due the company by September 30, 2005.

On January 24, 2005 the Company completed a reverse stock split of its common stock as authorized in the information statement previously filed with the commission on Schedule 14C on September 9, 2004. The 1 for 300 reverse stock split resulted in the total issued and outstanding common shares to change from 537,198,119 to 1,790,660. Subsequent to the reverse, on January 25, 2005 the Company's CEO and its Vice President converted
100,000 shares of preferred   series C stock which resulted in the issuance
of 20,000,000 shares of common stock for the officers.