Form 10QSB
period 2005-03-31
EWORLDMEDIA HOLDINGS INC
filed 2005-07-08
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

     Yes [X] No  [ ]


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of July 1, 2005 was 31,782.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


















                        eWORLDMEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

     Condensed Balance Sheet at March 31, 2005                           4


     Condensed Statements of Operations for the
     three months ended March 31, 2005 and 2004                          5

     Condensed Statements of Cash Flows for the three
     months ended March 31, 2005 and 2004                                6

     Notes to the Condensed Financial Statements                         7

Item 2. Management's Discussion and Analysis or Plan of Operation       11

Item 3. Controls and Procedures                                         14

PART II. Other Information

Item 1. Legal Proceedings                                               14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds     14

Item 3. Defaults Upon Senior Securities                                 15


Item 4: Submission of Matters to a Vote of Security Holders             15

Item 5. Other Information                                               15

Item 6. Exhibits and Reports on Form 8-K                                16

Signatures                                                              17





















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


Item 1. Financial Statements.

The following condensed financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.


















                                     3



                         eWORLDMEDIA HOLDINGS, INC.
                          BALANCE SHEET(Unaudited)

                                                             March 31, 2005
                                                            ---------------

                                   ASSETS

Current Assets
  Cash                                                      $        7,674
  Accounts Receivable, Net                                          88,955
  Other Receivables                                                455,000
  Prepaid Expenses                                                   3,824
  Lease Deposits                                                    21,805
                                                            ---------------
     Total Current Assets                                          577,258

Fixed Assets
  Furniture & Equipment, Net                                        44,554
                                                            ---------------
     Total Fixed Assets                                             44,554


Other Assets
  Intangible Assets and License Rights, Net                        110,994
                                                            ---------------
     Total Other Assets                                            110,994
                                                            ---------------
     TOTAL ASSETS                                           $      732,806
                                                            ===============

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
  Accounts Payable                                                $354,334
  Commissions Payable                                               99,389
  Accrued Expenses                                                 489,366
  Notes Payable - Related Party                                    302,126
  Notes Payable - Current                                          201,500
  Interest on Notes Payable                                         44,433
                                                            ---------------
     Total Current Liabilities                                   1,491,148

Commitments                                                          -

Stockholder's Equity
  Series A Convertible Preferred Stock
   20,000,000 Shares Authorized, $0.001 Par Value,
   19,800,000 shares issued and outstanding                         19,800
  Series B Convertible Preferred Stock
   30,000,000 Shares Authorized, $0.001 Par Value
   5,186,000 shares issued and outstanding                           5,186
  Series C Convertible Voting Preferred Stock
   20,000,000 Shares Authorized, $0.001 Par Value
   6,500,000 shares issued and outstanding                           5,800
  Common Stock
   49,500 Shares Authorized, $0.001 Par Value
   27,600 shares issued and outstanding, retroactively
   restated                                                             28
  Additional Paid-In-Capital                                     6,928,999
  Accumulated Deficit                                           (7,718,155)
  Less: Subscriptions Receivable                                    -
                                                            ---------------
     Total Stockholder's Equity                                   (758,342)
                                                            ---------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $      732,806
                                                            ===============

           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.
                                     4

                         eWORLDMEDIA HOLDINGS, INC.
                    STATEMENTS OF OPERATIONS(Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
Sales Revenue (Net)                              $   262,350   $   335,725

Cost of Goods Sold                                    32,899        52,255
                                                 ------------  ------------
Gross Profit                                         229,451       283,470

Selling, General and Administrative Expenses
  Amortization and Depreciation                       30,073        27,091
  Consulting Fees                                    150,250       439,540
  General & Administration                           131,091       257,590
  Professional Fees                                   36,697        28,740
  Rent                                                33,193        26,640
  Salaries and Wages                                 231,995       229,079
  Sales Commissions                                  109,684       181,014
                                                 ------------  ------------
     Total Selling, General & Administrative
     Expenses                                        722,983     1,189,694

     Total Income (Loss) from Operations            (493,532)     (906,224)

Other Expenses:
  Sale of Thoroughbred Wagering System               500,000         -
  Interest Expense                                   (13,066)       (2,800)
                                                 ------------  ------------
     Income (Loss) Before Extraordinary Item        (506,598)     (909,024)

Income Tax                                             -             -
                                                 ------------  ------------
  Income (Loss) Before Tax and
  Extraordinary Item                                (506,598)     (909,024)
                                                 ------------  ------------
     Net Income (Loss)                           $    (6,598)  $  (909,024)
                                                 ============  ============

(Loss) per Common Share                          $     (0.45)  $     -

Weighted Average Outstanding Shares,
Retroactively Restated                                14,636         1,224



           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                                     5

                         eWORLDMEDIA HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                          2005          2004
                                                      ------------  ------------
Cash Flows From Operating Activities
  Net Income (Loss)                                   $    (6,598)  $  (909,024)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating Activities;
   Depreciation and Amortization                           30,073        27,092
   Stock Issued for Services                              194,473       394,085
   (Increase) Decrease in Notes Receivable               (455,000)        -
   (Increase) Decrease in Accounts Receivable             (79,025)       (9,175)
   (Increase) Decrease in Prepaid Expenses                  -             2,554
   (Increase) Decrease in Employee Receivables              -             1,782
   Increase (Decrease) in Commissions Payable              20,545        (1,974)
   Increase (Decrease) in Accrued Expenses                (92,467)      130,478
   Increase (Decrease) in Interest on Notes Payable        11,566         2,800
   Increase (Decrease) in Accounts Payable                (57,846)        1,437
                                                      ------------  ------------
     Net Cash Provided by Operating Activities           (434,279)     (359,945)

Cash Flows From Investing Activities
  Purchase Furniture and Equipment                          -            (1,300)
                                                      ------------  ------------
     Net Cash Provided by Investing Activities              -            (1,300)

Cash Flows From Financing Activities
  Net Proceeds from Notes Payable                         172,000         5,000
  Payments on Notes Payable                               (10,000)      (14,450)
  Proceeds from the Issuance of Common Stock                -           326,001
  Proceeds from Exercise of Stock Options                 265,540         -
                                                      ------------  ------------
     Net Cash Provided by Financing Activities            427,540       316,551
                                                      ------------  ------------
Net Increase (Decrease) in Cash During the Period          (6,739)      (44,694)

Cash, Beginning of the Period                              14,412        44,694
                                                      ------------  ------------
Cash, End of the Period                               $     7,673   $     -
                                                      ============  ============
Supplemental Cash Flow Information
  Interest                                            $    11,566   $     2,800
  Income Taxes                                              -             -

Non-Cash Investing and Financing Activities
  Stock Issued for Services                           $   194,473   $   394,085






           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                                     6


            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2004


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

2.    Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and its cash flows for the three month period ended March 31, 2005 and 2004. The financial statements as of March 31, 2005 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company has not adopted any significant new accounting policies during the three-month period ended March 31, 2005.


                                     7


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

3.    Litigation

     The Company was not a party to any consultant/vendor related litigation for the three month period ended March 31, 2005.


4. Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. On April 28, 2004 the Company repaid the entire principle balance due of $10,000 plus accrued interest of $1,000 for 42,000 shares of common stock. On May 18, 2004 the Company executed a new promissory note for $20,000 for a period of one year with an interest rate of 10% per annum. The Company issued 133,333 shares as collateral for such loan. As of March 31, 2005, the total balance due is $21,833, which includes $20,000 of principle and $1,833 of accrued interest.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of March 31, 2005, the total balance due is $5,425 which includes $4,500 of principle and $925 of accrued interest.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of March 31, 2005, the total balance due was $63,446, which includes $42,500 of principle and $20,946 of accrued interest.

     On April 7, 2004, the Company executed a promissory note for $30,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. As of March 31, 2005, the total balance due is $34,500, which includes $30,000 of principle and $4,500 of accrued interest.

     During the three month period of April, May and June, 2004, the Company borrowed monies from a related party and the Company executed a promissory note for $150,000 for a period of one year with an interest rate of 10% per annum. The Company borrowed an additional $13,000 during July and August 2004, $7,500 during December 2004 and $92,000 during the three months ended March 31, 2005. The note was increased to $262,500. As of March 31, 2005, the total balance due is $275,700, which includes $262,500 of principle and $13,200 of accrued interest.

     On April 27, 2004, the Company executed a promissory note for $50,000 with an independent investor for the Company for a period of three months, with the note due on July 31, with an interest rate of 12% per annum. As of March 31, 2005, the total balance due is $57,500, which includes $50,000 of principle and $7,500 of accrued interest. As of the date of this report, the note is currently in default and the Company is negotiating an extension of time for repayment.
                                     8

     On June 28, 2004, the Company executed a non-interest bearing promissory note for $10,000 with the CEO of the Company for a period of one year. The note was repaid on February 1, 2005.

     On October 8 2004 the Company reached a settlement agreement with First Reserve Corporation in regard to a pending lawsuit whereas the Company agreed to reimburse First Reserve in attorney fees of $14,126 and issue 3,000,000 shares of Preferred Series A stock as full satisfaction and settlement of the matter. The Company established a note payable for $14,126 and as of March 31, 2005 the balance due and payable was unchanged.

     On February 1, 2005, the Company executed a promissory note for $80,000 with a relative of our director and CEO for the Company for a period of four months, with the note due on May 31, 2005, with an interest rate of 10% per annum. As of March 31, 2005, the total balance due is $81,333, which includes $80,000 of principle and $1,333 of accrued interest.

5.   Stock Based Compensation

     During the fourth quarter 2004 and first quarter 2005, the Company created Employee Stock Incentive Plans #7 and #8 (the "Plans"). These Stock Incentive Plans (the "Plans") were intended to allow designated officers and employees (all of whom are sometimes collectively referred to herein as the "Employees," or individually as the "Employee") of the Company to receive certain options (the "Stock Options") to purchase common stock of the Company, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the "Awards"). The purpose of the Plans was to provide the Employees, who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain the Employees.

     The Company accounts for its employee stock-based compensation plans under the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. We granted 487,000,000 options to purchase common stock to employees in the three months ending March 31, 2005. All options vested immediately, had an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. The employees' exercised all of the options to acquire the 487,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $265,540. We also recorded compensation expense under the fair value method for a total of $46,860 during the three months ended March 31, 2005. The amount represented the remaining 15 percent of market value of the stock.

     The following table provides details of our Employee Stock Incentive Plans at March 31, 2005:

                                               Number of                 Number of
                                              Securities   Weighted     Securities
                           Authorized for    Issued Upon    Average      Available
                                 Issuance       Exercise   Exercise     for Future
Plan Category              Under the Plan     of Options      Price       Issuance
------------------------  ---------------  ------------- ----------   ------------
Employee Stock
 Incentive Plan #7           199,000,000    199,000,000   $0.00071          -

Employee Stock
 Incentive Plan #8           470,000,000    412,000,000   $0.00068     58,000,000
------------------------  ---------------  ------------- ----------   ------------


6.   Stockholder's Equity

Common Stock

     We granted 487,000,000 options to purchase common stock to employees in the three months ending March 31, 2005. All options vested immediately, had an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. The employees' exercised all of the options to acquire the 487,000,000 shares of common stock on a cashless basis through an outside broker (see Employee Incentive Plan table above).
                                     9
     During the period ended March 31, 2005, the Company issued 140,000,000
shares of common stock for 700,000 shares of preferred stock   Series C at
a conversion rate of 200 shares of common for each share of preferred stock. Accordingly, an expense has been charged $139,300 which represents the amount of common stock received over the par value of the preferred stock.

Preferred Stock, Series A

     On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series A. On October 6, 2004 we issued 15,000,000 shares of this series of stock. During the three month period ended March 31, 2005 we issued an additional 800,000 shares of this series stock. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of March 31, 2005.

Preferred Stock, Series B

     On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 30,000,000 shares of Preferred Stock, Series B. We issued 3,562,000 shares during the fourth quarter 2004. For the three month period ended March 31, 2005, we issued an additional 1,624,000 shares of this series of stock. The series was established for performance based incentives. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits. As of March 31, 2005, no shares have been converted into common stock.

Preferred Stock, Series C

     On October 12, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series C. On October 12, 2004 we issued 2,625,000 shares of this series of stock and an additional 3,875,000 during November and December 2005. The stock is non-voting and is convertible into common stock at a ratio of 200 shares of common for each share of series C preferred stock. During January and March 2005, shareholders converted 700,000 shares of this series stock for 140,000,000 shares of common stock (as described above).

7. Note Receivable

     On March 15, 2005, the Company entered into a purchase and sales agreement with Thoroughbred Entertainment Industries for the sale of eWorldMedia's Thoroughbred gaming system. The agreement stipulated a total purchase price of $500,000 represented by a note receivable due eWorldMedia, Inc. On March 16, 2005, the company received the initial payments of $45,000 on the note receivable with a balance due of 455,000 as of March 31, 2005.

8. Subsequent Events and Contingencies

     As of the date of this report, the Company had a total of $279,627 in payroll tax liabilities due and/or accrued. A total of $249,224 is potentially due and payable to the Internal Revenue Service ("IRS") and a total of $30,403 is potentially due and payable to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2004 and 2003. These amounts include $102,981 of penalties and interest assessed by the IRS or EDD. The Company has also accrued an additional $97,383 in potential payroll taxes for certain salaries that are accrued but not yet paid. The Company has presented a payment plan to the IRS and has reached an agreement to pay the balance due in full by July 31, 2005.

     Effective May 16, 2005, the Company implemented a one for 20,000 reverse split of its authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Reverse Split"). Following the Reverse Split, the number of authorized shares of the Company's common stock was reduced from 990,000,000 to 49,500 in accordance with the one for 20,000 Reverse Split ratio. Following the Reverse Split, the number of issued and outstanding shares of the Company's common stock was reduced from 672,724,571 to 33,632 in accordance with the one for 20,000 Reverse Split ratio. The number of the Company's authorized preferred shares remained at 200,000,000, and the par value of the Company's common and preferred stock remained at $0.001per share following the Reverse Split.

     In lieu of any fractional shares to which the Company's stockholders may have been entitled as a result of the Reverse Split, the Company paid cash equal to such fraction multiplied by the average of the high and low trading prices of the Company's common stock on the OTCBB during regular trading hours for the five trading days immediately preceding the effectiveness of the Reverse Split.

     On May 23, 2005 the Company issued a press release and announced a common stock buy-back plan. The company currently has a total of 49,500 authorized common shares, 33,600 of which have been issued. The Board of Directors authorized the company to buy back up to 15,000 of these shares at $3.00 per share on a first-come, first-served basis for all shareholders of record as of June 10, 2005. All shareholders of record must present their stock certificates to the company on or before July 15, 2005. The company will deliver payment to the sellers no later than August 31, 2005.


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

Results of Operations

     Net Revenues

     Total sales revenues were $262,350 and $335,725 for the three months ended March 31, 2005 and 2004 respectively. Net revenues decreased by $73,375 for the quarter ended March 31, 2005 as a result of the lack of promotional meetings incurred for 2005. During the first quarter of 2004 a series of promotional meeting were conducted which brought in sales leaders from around the country to show case the Company's products and business opportunities. These efforts laid the foundation for the sales volume incurred during the three months ended March 31, 2004.

     Cost of Revenues

     The costs of revenues are associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $32,899 and $52,255 for the three months ended March 31, 2005 and 2004, representing approximately 12.5% and 15.6% of total revenues, respectively. For the three month period ended March 31, 2005, the costs of revenue decreased in terms of real dollars by $19,356, which was primarily related to cost efficiencies gained through the outright ownership of the eWorldMail Commercial builder system and better margins on certain product packages. However, the costs associated with our genealogy and Internet hosting services contain a fixed monthly portion that we incur regardless of sales activity and even though our sales volume was low for the three-months ended March 31, 2005 we incurred certain fixed monthly charges.

     Gross Margin.

     Our gross margin as a percentage of net sales for the three-month period ended March 31, 2005 increased slightly to 87.5% compared to 84.4% for the three-month period ended March 31, 2004. The higher gross margin was the direct result of the cost efficiencies incurred related to the outright ownership of the eWorldMail Commercial builder system and the better margins on certain product packages, as described above.

     Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $722,983 and $1,189,694 for the three months ended March 31, 2005 and 2004, respectively.

     During the three-month period ended March 31, 2005, we incurred $722,983 in selling, general and administrative expenses, of which $150,250 was associated with consulting fees, $231,995 was associated with salary and wages, $109,684 was associated with commissions paid to the sales force, $30,073 was related to amortization and depreciation, $36,697 was related to professional legal and accounting fees, and $33,193 was related to rent costs. These costs for the first quarter of 2005 were $466,711 less than the $1,189,694 in selling, general and administrative expenses incurred during the three-month period ended March 31, 20043. The expenses for the first quarter of 2004 included $439,540 paid as consulting fees, $229,079 paid as salary and wages $181,014 paid as sales commissions, $96,756 paid for promotional meetings, and $28,740 incurred as professional legal and accounting fees.

     The overall decrease in costs for the three months ended March 31, 2005 compared to the same period in 2004 was mainly attributable to the significant decrease in promotional meeting costs, consulting fees and sales commissions. We incurred a total of $28,785 for promotional meetings/travel costs during the first quarter 2005 as compared to the $96,756 spent on promotional meetings during the first quarter 2004. During the period ended March 31, 2005 we experienced a significant decrease of $289,290 in consulting fees as compared to the three month period ended March 31, 2004. During the first quarter of 2004, we paid consulting fees for investor relations/public relations support, consulting fees for launching and supporting the Mexican operations, finders' fees for financing efforts and temporary labor costs. Most of the consulting fees were paid with common stock of the company rather than cash. For the three month period ended March 31, 2005 we experienced a slight increase in salaries of $2,916 as compared to the same period in 2004 which stemmed from a net gain of one additional employee on the payroll. Our commissions decreased by $71,330 for the three month period ended March 31, 2005 as compared to the similar period for 2004 due to a drop off of commissionable sales activity and also due to a balance sheet adjustment for over-accrued commissions payable.


     Extraordinary Item

     Included in the Statement of Operations for the three months ended March 31, 2005 is the one-time gain recognized for the sale of the Company's Thoroughbred gaming system on March 16, 2005. The company sold all inherent rights and royalties of its Thoroughbred gaming system to a third party on March 16, 2005 for $500,000. The company received an initial payment of $45,000 and will receive the balance in regular installments.

     Net Loss.

     Our net loss for the three-month period ended March 31, 2005 was $(6,598) compared with net loss of $(909,024) for the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, net loss per common share, basic and diluted, was $(0.001) per share. For the three-month period ended March 31, 2004, net loss per common share, basic and diluted, was $(0.04) per share. The significant decrease in negative earning per share for the three months ended March 31, 2005 was the direct result of having approximately 268.2 million more shares outstanding on a weighted average basis.

     Liquidity and Capital Resources

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit at March 31, 2005. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

     Net cash used by operating activities of $(434,279) for the three months ended March 31, 2005 included a net loss of $(6,598) which was increased mainly by the recognition of the net notes receivable of $455,000 and offset by the common stock that was issued for services for $194,473, amortization and depreciation of $30,073, a increase in accounts receivable of $79,025 and commissions payable of $20,545 and a decrease in accrued expenses of $92,467. Net cash used by operating activities of $(359,945) for the three months ended March 31, 2004 included a net loss of $(909,024), offset by the issuance of common stock for services of $394,085 and an increase in accrued expenses of $130,478.

     The company did not experience any net cash used by investing activities for the three months ended March 31, 2005 as compared to the net cash used by investing activities of $1,300 incurred for three months ended March 31, 2004, which was attributable to the acquisition of office furniture and equipment.

     Cash provided by financing activities of $427,540 for the three months ended March 31, 2005 and $316,551 for the three months ended March 31, 2004, was attributable to the exercise of stock options by our employees, issuance of common stock through our private offering and short term borrowings.

     We financed our operations during fiscal year 2004 and the three months ended March 31, 2005 through revenues generated from operations, from short term borrowings, by exercise of stock options from our employees and primarily from the sale by the Company of our restricted Common Stock pursuant to Regulation D. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted common stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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


     Going Concern.

     Our financial statement audit for the period ended December 31, 2004 expressed substantial doubt as to our ability to continue as a going concern. We have incurred net operating losses since inception. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this
uncertainty.   We expect to incur losses as we expand our business and we will require additional funding during 2005.

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

Item 3.   Controls and Procedures

a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of the Company's management, including its principal executive officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, the Company's principal executive officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b) Changes in internal controls over financial reporting.

     During the quarter ended March 31, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.


     We were not a party to any consultant/vendor related litigation during the three month period ended March 31, 2005.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Recent Sales of Unregistered Securities

     During the period ended March 31, 2005, the Company issued 140,000,000 shares of restricted common stock for 700,000 shares of preferred stock Series C at a conversion rate of 200 shares of common for each share of preferred stock. Accordingly, an expense has been charged $139,300 which represents the amount of common stock received over the par value of the preferred stock.

     During the three-month period ended March 31, 2005, we issued restricted shares of preferred stock for sales performance bonuses. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each preferred stock certificate issued bears the Rule 144 restrictive endorsement.

Preferred Stock, Series A

     On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series A. During the three month period ended March 31, 2005 we issued an additional 800,000 shares of this series stock as performance bonuses. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of March 31, 2005.

Preferred Stock, Series B

     On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 30,000,000 shares of Preferred Stock, Series B. For the three month period ended March 31, 2005, we issued an additional 1,624,000 shares of this series of stock as performance bonuses. The series was established for performance based incentives. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits. As of March 31, 2005, no shares have been converted into common stock.

Preferred Stock, Series C

     On October 12, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series C. The stock is non-voting and is convertible into common stock at a ratio of 200 shares of common for each share of series C preferred stock. During January and March 2005, shareholders converted 700,000 shares of this series stock for 140,000,000 shares of common stock (as described above).


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


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.


     Exhibit 32.1: Certification of the Chief Executive Officer pursuant to
Section 1350 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the three-month period ended March 31, 2005. The following reports on Form 8-K were filed subsequent to March 31, 2005:

         On April 21, 2005, we filed a Report on Form 8-K relating to the appended "E" to our trading symbol due to our failure to timely file the Annual Report on Form 10-KSB for the period ended December 31, 2004

         On May 16, 2005, we filed a Report on Form 8-K relating to the one for 20,000 reverse split of our authorized, issued and outstanding common stock.















                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                  eWorldMedia Holdings, Inc.
                                  (Registrant)



Date: July 7, 2005                By /S/ Ronald C. Touchard
                                  ------------------------------------
                                  Ronald C. Touchard,
                                  Chairman of the Board,
                                  Chief Executive Officer












