Form 10QSB
period 2005-06-30
EWORLDMEDIA HOLDINGS INC
filed 2005-08-22
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Yes [X]  No [ ]
   -----   -----

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of August 12, 2005 was 31,782.


 Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


















                        eWORLDMEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS

                                                                       Page
                                                                       No.
                                                                      -----
                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Balance Sheet at June 30, 2005                        4

        Condensed Statements of Operations for the
        three months and six months ended June 30, 2005 and 2004        5

        Condensed Statements of Cash Flows for the six
        months ended June 30, 2005 and 2004                             6

        Notes to the Condensed Financial Statements                     7

Item 2. Management's Discussion and Analysis or Plan of Operation      11

Item 3. Controls and Procedures                                        15


                         PART II. Other Information

Item 1. Legal Proceedings                                              15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds    15

Item 3. Defaults Upon Senior Securities                                16

Item 4: Submission of Matters to a Vote of Security Holders            16

Item 5. Other Information                                              16

Item 6. Exhibits and Reports on Form 8-K                               16

Signatures                                                             17



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

ITEM 1. FINANCIAL STATEMENTS.

The following condensed financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

             eWORLDMEDIA HOLDINGS, INC.BALANCE SHEET(Unaudited)

                                                                 June 30,
                                                                   2005
                                                               ------------

                                   ASSETS
Current Assets
 Cash                                                          $       180
 Accounts Receivable, Net                                              -
 Note Receivables                                                  412,700
 Prepaid Expenses                                                    3,824
 Lease Deposits                                                     21,805
                                                               ------------
   Total Current Assets                                            438,509

Fixed Assets
 Furniture & Equipment, Net                                         41,325
                                                               ------------
   Total Fixed Assets                                               41,325

Other Assets
 Intangible Assets and License Rights, Net                          84,150
                                                               ------------
   Total Other Assets                                               84,150
                                                               ------------
   TOTAL ASSETS                                                $   563,984
                                                               ============
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Accounts Payable                                              $   495,595
 Commissions Payable                                                14,851
 Accrued Expenses                                                  496,927
 Notes Payable - Related Party                                     302,126
 Notes Payable - Current                                           213,500
 Interest on Notes Payable                                          55,999
                                                               ------------
   Total Current Liabilities                                     1,578,998

Commitments                                                              -

Stockholder's Equity
 Series A Convertible Preferred Stock
  20,000,000 Shares Authorized, $0.001 Par Value,
  19,800,000 shares issued and outstanding                          19,800
 Series B Convertible Preferred Stock
  30,000,000 Shares Authorized, $0.001 Par Value
  14,722,634 shares issued and outstanding                          14,723
 Series C Convertible Voting Preferred Stock
  20,000,000 Shares Authorized, $0.001 Par Value
  5,800,000 shares issued and outstanding                            5,800
 Common Stock
  49,500 Shares Authorized, $0.001 Par Value
  31,782 shares issued and outstanding                                  32
 Additional Paid-In-Capital                                      7,119,193
 Accumulated Deficit                                            (8,174,562)
 Less: Subscriptions Receivable                                          -
                                                               ------------
Total Stockholder's Equity                                      (1,015,014)
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $   563,984
                                                               ============


           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.
                                     4

                         EWORLDMEDIA HOLDINGS, INC.
                    STATEMENTS OF OPERATIONS(Unaudited)

                              For the Three Months        For the Six Months
                                Ended June 30,              Ended June 30,
                              2005          2004          2005          2004
                          ------------  ------------  ------------  ------------
Sales Revenue (Net)        $    6,863    $  458,102    $  269,214    $  793,828

Cost of Goods Sold              7,024        35,627        39,923        87,882
                          ------------  ------------  ------------  ------------
Gross Profit                     (161)      422,475       229,291       705,946

Selling, General and
Administrative Expenses
 Amortization and
  Depreciation                 30,073        23,928        60,146        47,857
 Consulting Fees               72,785       356,207       276,712       795,747
 General & Administration      66,747       309,631       136,475       566,354
 Professional Fees             67,854        74,321       104,551       103,062
 Rent                          34,276        35,147        67,469        61,787
 Salaries and Wages           111,881       220,221       351,563       449,302
 Sales Commissions             53,099       158,410       162,783       339,424
                          ------------  ------------  ------------  ------------
Total Selling, General &
Administrative Expenses       436,715     1,177,865     1,159,699     2,363,533
                          ------------  ------------  ------------  ------------
Total Income (Loss) from
Operations                   (436,876)     (755,390)     (930,408)   (1,657,587)

Other Expenses:
 Sale of Thoroughbred
  Wagering System                 -             -         500,000           -
 Other Expense                 (7,927)          -          (7,927)          -
 Interest Expense             (11,601)      (29,150)      (24,667)      (31,950)
 Income (Loss) Before
  Extraordinary Item         (456,404)     (784,540)     (463,002)   (1,689,537)
 Income Tax                       -             -             -             -
 Income (Loss) Before Tax
  and Extraordinary Item     (456,404)     (784,540)     (463,002)   (1,689,537)
                          ------------  ------------  ------------  ------------
Net Income (Loss)         $  (456,404)  $  (784,540)  $  (463,002)  $(1,689,537)
                          ============  ============  ============  ============

(Loss) per Common Share   $    (15.47)  $   (494.21)  $    (23.44)  $ (1,137.26)

Weighted Average
Outstanding Shares,
Retroactively Restated         29,500         1,587        19,750         1,486





           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.
                                     5

                         eWORLDMEDIA HOLDINGS, INC.
                    STATEMENTS OF CASH FLOWS(Unaudited)

                                                     For the Six Months
                                                        Ended June 30,
                                                     2005           2004
                                                 ------------  ------------
Cash Flows From Operating Activities
 Net Income (Loss)                                $ (463,002)  $(1,689,537)
 Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by Operating
 Activities;
  Depreciation and Amortization                       60,146        47,857
  Stock Issued for Services                          527,060     1,331,003
  (Increase) Decrease in Accounts Receivable           9,930         2,987
  (Increase) Decrease in Prepaid Expenses                -           7,028
  (Increase) Decrease in Employee Receivables            -           1,807
  (Increase) Decrease in Lease Deposits                  -          (5,035)
  Increase (Decrease) in Commissions Payable         (63,994)      (46,623)
  Increase (Decrease) in Accrued Expenses            (84,905)      (41,553)
  Increase (Decrease) in Interest on Notes Payable    23,132         9,100
  Increase (Decrease) in Accounts Payable             83,414        58,502
                                                 ------------  ------------
   Net Cash Provided by Operating Activities          91,781      (324,464)

Cash Flows From Investing Activities
 Cash Invested - Note Receivable                    (500,000)     (100,000)
 Note Receivable - Payments Received                  87,300        30,000
 Purchase Furniture and Equipment                        -          (1,300)
                                                 ------------  ------------
   Net Cash Provided by Investing Activities        (412,700)      (71,300)

Cash Flows From Financing Activities
 Net Proceeds from Notes Payable                     184,000       195,550
 Payments on Notes Payable                           (10,000)          -
 Proceeds from the Issuance of Common Stock              -         155,250
 Proceeds from the Issuance of Preferred Stock        95,500           -
 Proceeds from Exercise of Stock Options              37,187           -
                                                 ------------  ------------
   Net Cash Provided by Financing Activities         306,687       350,800

Net Increase (Decrease) in Cash During the Period    (14,232)      (44,964)

Cash, Beginning of the Period                         14,412        44,964
                                                 ------------  ------------
Cash, End of the Period                          $       180   $         0
                                                 ============  ============

Supplemental Cash Flow Information
 Interest                                        $    23,132   $     9,100
 Income Taxes                                            -             -

Non-Cash Investing and Financing Activities
 Stock Issued for Services                       $   527,060   $ 1,331,003



           The Notes to Consolidated Financial Statements are an
                      integral part of this statement.

                         eWORLDMEDIA HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               June 30, 2005

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

2.    Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations and its cash flows for the three and six month period ended June 30, 2005 and 2004. The financial statements as of June 30, 2005 and for the three and six months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company has not adopted any significant new accounting policies during the three-month period ended June 30, 2005.

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

3.    Litigation

     The Company was not a party to any consultant/vendor related litigation for the three month period ended June 30, 2005.


4. Notes Payable

     On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. On April 28, 2004 the Company repaid the entire principle balance due of $10,000 plus accrued interest of $1,000 for 42,000 shares of common stock. On May 18, 2004 the Company executed a new promissory note for $20,000 for a period of one year with an interest rate of 10% per annum. The Company issued 133,333 shares as collateral for such loan. As of June 30, 2005, the total balance due is $22,333, which includes $20,000 of principle and $2,333 of accrued interest.

     On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of June 30, 2005, the total balance due is $5,537 which includes $4,500 of principle and $1,037 of accrued interest.

     On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum. The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of June 30, 2005, the total balance due was $65,996, which includes $42,500 of principle and $23,996 of accrued interest.

     On April 7, 2004, the Company executed a promissory note for $30,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. As of June 30, 2005, the total balance due is $35,250, which includes $30,000 of principle and $5,250 of accrued interest.

     During the three month period of April, May and June, 2004, the Company borrowed monies from a related party and the Company executed a promissory note for $150,000 for a period of one year with an interest rate of 10% per annum. The Company borrowed an additional $13,000 during July and August 2004, $7,500 during December 2004 and $92,000 during the three months ended March 31, 2005. The note was increased to $262,500. As of June 30, 2005, the total balance due is $282,215, which includes $262,500 of principle and $19,715 of accrued interest.

     On April 27, 2004, the Company executed a promissory note for $50,000 with an independent investor for the Company for a period of three months, with the note due on July 31, with an interest rate of 12% per annum. As of June 30, 2005, the total balance due is $58,750, which includes $50,000 of principle and $8,750 of accrued interest. As of the date of this report, the note is currently in default and the Company is negotiating an extension of time for repayment.
                                     8
     On June 28, 2004, the Company executed a non-interest bearing promissory note for $10,000 with the CEO of the Company for a period of one year. The note was repaid on February 1, 2005.

     On October 8 2004 we reached a settlement agreement with First Reserve Corporation in regard to a pending lawsuit whereas we agreed to reimburse First Reserve in attorney fees of $14,125.70 and issue 3,000,000 shares of Preferred Series A stock as full satisfaction and settlement of the matter. We established a note payable for $14,125.70 and as of June 30, 2005 the balance due and payable was unchanged.

     On February 1, 2005, the Company executed a promissory note for $80,000 with a relative of our director and CEO for the Company for a period of four months, with the note due on May 31, 2005, with an interest rate of 10% per annum. As of June 30, 2005, the total balance due is $82,666, which includes $80,000 of principle and $2,666 of accrued interest.

     On June 3, 2005, the Company executed two promissory notes for a total of $17,000 with an independent investor for the Company. The notes are to be paid in full within 90 days of execution. The loans are collateralized with 35,000 shares of the Company's restricted preferred series B stock.


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

     The Company accounts for its employee stock-based compensation plans under the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. We granted 58,000,000 options to purchase common stock to employees in the three months ending June 30, 2005. All options vested immediately, had an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. The employees' exercised all of the options to acquire the 58,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $37,187. We also recorded compensation expense under the fair value method for a total of $6,562 during the three months ended June 30, 2005. The amount represented the remaining 15 percent of market value of the stock.

The following table provides details of our Employee Stock Incentive Plans at June 30, 2005:

                                Number of     Number of                    Number of
                               Authorized    Securities       Weighted     Securities
                             for Issuance    Issued Upon       Average     Available
                                 Under        Exercise        Exercise     for Future
                               the Plan      of Options        Price        Issuance
                           --------------- -------------- --------------  -----------
Employee Stock Incentive
  Plan #7                      199,000,000   199,000,000  $     0.00071          -
Employee Stock Incentive
  Plan #8                     470,000,000    470,000,000  $     0.00068          -
                           --------------- -------------- --------------  -----------
      Totals                  669,000,000    669,000,000  $     0.00065          -

6. Stockholder's Equity

Common Stock
     We granted 58,000,000 options to purchase common stock to employees in the three months ending June 30, 2005. All options vested immediately, had an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. The employees' exercised all of the options to acquire the 58,000,000 shares of common stock on a cashless basis through an outside broker (see Employee Incentive Plan table above).

Preferred Stock, Series A
     On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series A. On October 6, 2004 we issued 15,000,000 shares of this series of stock. During the three month period ended March 31, 2005 we issued an additional 800,000 shares of this series stock. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of June 30, 2005.

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

     On May 13, 2005 we issued an additional 9,210,634 shares of this restricted series of stock as performance based incentives and 35,000 shares of this restricted series of stock as interest costs for loans to the company. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

Preferred Stock, Series B - Regulation D, Rule 506 Offering
     During the three-month period ended June 30, 2005 we sold 191,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $95,500. Of the proceeds received, we paid cash finder's fees of $9,500 associated with our private offering.

As of June 30, 2005, no shares have been converted into common stock.

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

7. Note Receivable

     On March 15, 2005, the Company entered into a purchase and sales agreement with Thoroughbred Entertainment Industries for the sale of eWorldMedia's Thoroughbred gaming system. The agreement stipulated a total purchase price of $500,000 represented by a note receivable due eWorldMedia, Inc. On March 16, 2005, the company received the initial payments of $45,000 and during three month period ended June 30, 2005 the company received an additional 42,300 in payments. The balance remaining on the note receivable was $412,700 as of June 30, 2005.

                                     10
8. Stock Split

     Effective May 16, 2005, the Company implemented a one for 20,000 reverse split of its authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Reverse Split"). Following the Reverse Split, the number of authorized shares of the Company's common stock was reduced from 990,000,000 to 49,500 in accordance with the one for 20,000 Reverse Split ratio. Following the Reverse Split, the number of issued and outstanding shares of the Company's common stock was reduced from 642,728,364 to 31,782 in accordance with the one for 20,000 Reverse Split ratio. The number of the Company's authorized preferred shares remained at 200,000,000, and the par value of the Company's common and preferred stock remained at $0.001per share following the Reverse Split.

     In lieu of any fractional shares to which the Company's stockholders may have been entitled as a result of the Reverse Split, the Company paid cash equal to such fraction multiplied by the average of the high and low trading prices of the Company's common stock on the OTCBB during regular trading hours for the five trading days immediately preceding the effectiveness of the Reverse Split.

9. Subsequent Events and Contingencies

     As of the date of this report, the Company had a total of $279,627 in payroll tax liabilities due and/or accrued. A total of $249,224 is potentially due and payable to the Internal Revenue Service ("IRS") and a total of $30,403 is potentially due and payable to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2004 and 2003. These amounts include $102,981 of penalties and interest assessed by the IRS or EDD. The Company has also accrued an additional $97,383 in potential payroll taxes for certain salaries that are accrued but not yet paid. The Company has presented a payment plan to the IRS and has reached an agreement to pay the balance due in full by August 31, 2005.

     On May 23, 2005 the Company issued a press release and announced a common stock buy-back plan. The company currently has a total of 49,500 authorized common shares, 31,782 of which have been issued. The Board of Directors authorized the company to buy back up to 15,000 of these shares at $3.00 per share on a first-come, first-served basis for all shareholders of record as of June 10, 2005. All shareholders of record had to present their stock certificates to the company on or before July 15, 2005. No such shareholder surrendered their stock certificates and the company is not required to tender any payment to the shareholders by the August 31, 2005 payment deadline.


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

RESULTS OF OPERATIONS

     NET REVENUES
     Total sales revenues were $6,863 and $458,102 for the three months ended June 30, 2005 and 2004 respectively and $269,214 and 793,828 for the six months ended June 30, 2005 and 2004 respectively. Net revenues decreased by $451,239 for the quarter ended June 30, 2005 and $524,614 for the six months ended June 30, 2005 as compared to the quarter and six month period ended June 30, 2004 as a result of the very limited sales, marketing and promotional efforts. Large amounts of money were spent on sales and marketing and promotional meetings during the first and second quarters of 2004 which brought in sales leaders from around the country to show case the Company's products and business opportunities.

     COST OF REVENUES
     The costs of revenues are associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $7,024 and $35,627 for the three months ended June 30, 2005 and 2004, representing approximately 102% and 7.6% of total revenues, respectively. Total cost of revenues was $39,923 and $87,882 for the six months ended June 30, 2005 and 2004, representing approximately 14.8% and 10.9% of total revenues, respectively. The increase in cost of revenues, as a percentage of net revenues, for the three month and six month period ended June 30, 2004, as compared to the similar periods for 2004, is primarily related to costs associated with our genealogy and Internet hosting services that contain a fixed monthly portion that we incur regardless of sales activity and even though our sales volume was low for the three-months and six ended during June 30, 2005 we incurred certain fixed monthly charges.

     GROSS MARGIN.
     Our gross margin as a percentage of net sales for the three-month period ended June 30, 2005 decreased to (2.3)% compared to 92.1% for the three-month period ended June 30, 2004. For the six-month period ended June 30, 2005 and 2004, our gross margin was 85.1% and 88.9% respectively. The higher gross margin for the three and six months ended June 30, 2004 was the direct result of the cost efficiencies incurred related to the outright purchase of the eWorldMail Commercial builder system in the third quarter of 2003. Prior to the purchase we were subject to certain monthly royalty and licensing payments that amounted to 10% of gross sales revenue and the result of the acquisition effectively eliminated these costs. This royalty charge was in addition to the normal recurring genealogy hosting and internet hosting fees. The low gross margin for the three and six months ended June 30, 2005 was the direct result of the minimal sales revenue coupled with the fixed monthly hosting fees, as described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses were $436, 715 and $1,177,865 for the three months ended June 30, 2005 and 2004, respectively. General and administrative expenses were $1,159,699 and $2,363,533 for the six months ended June 30, 2005 and 2004, respectively.

     During the three-month period ended June 30, 2005, we incurred $436,715 in selling, general and administrative expenses, of which $72,785 was associated with consulting fees, $111,881 was associated with salary and wages, $53,099 was associated with commissions paid to the sales force, $24,470 was incurred for promotional meetings, $30,073 was related to amortization and depreciation, $67,854 was related to professional legal and accounting fees, and $34,276 was related to rent costs. These costs for the second quarter of 2005 were $741,150 lower from the $1,177,865 in selling, general and administrative expenses incurred during the three-month period ended June 30, 2004.

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

     The overall decrease in costs for the three months ended June 30, 2005 compared to the same period in 2004 was mainly attributable to the lower amount of expenditures for consulting fees, salary and wages, sales commissions and promotional meetings.

     During the six-month period ended June 30, 2005, we incurred $1,159,699 in selling, general and administrative expenses, of which $351,563 was associated with salary and wages, $53,255 was incurred for promotional meetings, $276,712 was associated with consulting fees, $162,783 was associated with commissions paid to the sales force, $104,551 was paid as professional fees (legal, accounting and investment banking), $67,469 was related to rent costs and $60,146 was incurred for depreciation and amortization costs. These costs for the period were $1,203,834 lower from the $2,363,533 in selling, general and administrative expenses incurred during the six-month period ended June 30, 2004.

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

     EXTRAORDINARY ITEM

     Included in the Statement of Operations for the three months ended March 31, 2005 is the one-time gain recognized for the sale of the Company's Thoroughbred gaming system on March 16, 2005. The company sold all inherent rights and royalties of its Thoroughbred gaming system to a third party on March 16, 2005 for $500,000. The company received an initial payment of $45,000 during the three months ended March 31, 2005 and an additional $42,300 during the three month period ended June 30, 2005 and will receive the balance in regular installments.

     NET LOSS.

     Our net loss for the three-month period ended June 30, 2005 was $(456,404) compared with net loss of $(784,540) for the three-month period ended June 30, 2004. For the three-month period ended June 30, 2005, net loss per common share, basic and diluted, was $(15.47) per share. For the three-month period ended June 30, 2004, net loss per common share, basic and diluted, was $(494.21) per share, retroactively re-stated for the 20,000 to 1 reverse stock split on May 16, 2005. The negative earning per share for the three months ended June 30, 2005 was the result of the lack of sales revenue enhanced by the increased selling, general and administrative costs as described above. For the six-month period ended June 30, 2005, our net loss totaled $(463,002) compared with net loss of $(1,689,537) for the six-month period ended June 30, 2004. This represented a net loss per common share, basic and diluted, of $(23.44) and $(1,137.26) per share, retroactively re-stated, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit at June 30, 2005. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

     Net cash used by operating activities of $(320,919) for the six months ended June 30, 2005 included a net loss of $(463,002), offset by the issuance of common stock for services of $527,060, an increase in notes receivable of $412,700, an increase in depreciation and amortization by $60,146 and an increase in accounts payable of $83,414. Net cash used by operating activities of $(324,464) for the six months ended June 30, 2004 included a net loss of $(1,689,537) which was offset mainly by common stock that was issued for services for $1,331,003, amortization and depreciation of $47,857 and an increase in accounts payable of $58,520.
                                     13
     The company did not incur any cash flow from investing activity during the six months ended June 30, 2005. Net cash used by investing activities of $(71,300) for the six months ended June 30, 2004 was attributable to the execution of a license agreement for the country of Argentina and the acquisition of office furniture and equipment.

     Cash provided by financing activities of $306,687 for the six months ended June 30, 2005 and $350,800 for the six months ended June 30, 2004, was attributable to the issuance of preferred and common stock through our private offerings, the exercise of stock options by our employees and short term borrowings.

     We financed our operations during fiscal year 2004 and the six months ended June 30, 2005 through revenues generated from operations, from short term borrowings, the exercise of stock options by our employees and primarily from the sale by the Company of our restricted Preferred, Series B and Common Stock pursuant to Regulation D. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted preferred stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

     Under the supervision and with the participation of the Company's management, including its principal executive officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, the Company's principal executive officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b) Changes in internal controls over financial reporting.

     During the quarter ended June 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

     We were not a party to any consultant/vendor related litigation during the three month period ended June 30, 2005.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Recent Sales of Unregistered Securities

     During the three-month period ended June 30, 2005, we issued restricted shares of preferred stock for cash payments, sales performance bonuses and interest costs associated with certain loans to the company. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

Preferred Stock, Series B
     On May 13, 2005 we issued an additional 9,210,634 shares of this restricted series of stock as performance based incentives and 35,000 shares of this restricted series of stock as interest costs for loans to the company. The non-cash compensation cost for the Company totaled $9,210 and the interest cost totaled $35. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

PREFERRED STOCK, SERIES B - REGULATION D, RULE 506 OFFERING
     During the three-month period ended June 30, 2005 we sold 191,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $95,500. Of the proceeds received, we paid cash finder's fees of $9,500 associated with our private offering.


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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.


     Exhibit 32.1: Certification of the Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     On April 21, 2005, we filed a Report on Form 8-K relating to the appended "E" to our trading symbol due to our failure to timely file the Annual Report on Form 10-KSB for the period ended December 31, 2004.

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






                                  eWorldMedia Holdings, Inc.
                                  (Registrant)



Date: August 19, 2005             By /S/ Ronald C. Touchard
                                  ----------------------------------------
                                  Ronald C. Touchard,
                                  Chairman of the Board,
                                  Chief Executive Officer














