Form 10QSB
period 2005-09-30
EWORLDMEDIA HOLDINGS INC
filed 2005-11-21
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

|_|  Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act

                       Commission File Number 0-14047

                         eWorldMedia Holdings, Inc.
     (Exact name of small business issuer as specified in its charter)


     Nevada                                                 04-2392188
(State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

     600 Anton Boulevard, 11th Floor
          Costa Mesa, CA                                         92626-7221
(Address of principal executive offices)                         (Zip Code)

                 Issuer's Telephone Number: (949) 718-0999

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of November 11, 2005 was 31,782.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|




                         eWORLDMEDIA HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

          Condensed Balance Sheet at September 30, 2005                   4

          Condensed Statements of Operations for the
          three months and nine months ended September 30, 2005
          and 2004                                                        5

          Condensed Statements of Cash Flows for the nine
          months ended September 30, 2005 and 2004                        6

          Notes to the Condensed Financial Statements                     7

Item 2. Management's Discussion and Analysis or Plan of Operation        13

Item 3. Controls and Procedures                                          18

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           19

     Item 2. Unregistered Sales of Equity Securities and
             Use of Proceeds                                             19

     Item 3. Defaults Upon Senior Securities                             20

     Item 4. Submission of Matters to a Vote of Security Holders         20

     Item 5. Other Information                                           20

     Item 6. Exhibits and Reports on Form 8-K                            20

     Signatures                                                          22

Documents Incorporated by Reference

The following documents are incorporated by reference herein: the Company's Report on Form 8-K, dated September 24, 2001; the Company's Report on 10-KSB, filed April 28, 2005; the Company's Report on Form 10-QSB filed on November 14, 2002; and theCompany's Report on Form 8K, filed January 21, 2003.


                                  PART I

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


Item 1. Financial Statements.

The following condensed financial statements of eWorldMedia Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.





                                     3

                         eWORLDMEDIA HOLDINGS, INC.
                               BALANCE SHEET
                                (Unaudited)

                                                              September 30,
                                                                   2005
                                                               ------------
                                   ASSETS
Current Assets
     Cash                                                      $       238
     Accounts Receivable, Net                                        2,821
     Other Receivables                                             737,700
     Prepaid Expenses                                                3,824
     Lease Deposits                                                 21,805
                                                               ------------
       Total Current Assets                                        766,388

Fixed Assets
     Furniture & Equipment, Net                                     38,097
                                                               ------------
       Total Fixed Assets                                           38,097

Other Assets
     Intangible Assets and License Rights, Net                     431,472
                                                               ------------
       Total Other Assets                                          431,472
                                                               ------------
       TOTAL ASSETS                                            $ 1,235,957
                                                               ============
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
     Accounts Payable                                          $   489,939
     Commissions Payable                                            21,246
     Accrued Expenses                                              588,549
     Notes Payable - Related Party                                 387,500
     Notes Payable - Current                                       168,026
     Interest on Notes Payable                                      70,559
                                                               ------------
       Total Current Liabilities                                 1,725,819
Commitments                                                              -
Stockholder's Equity
     Series A Convertible Preferred Stock
      20,000,000 Shares Authorized, $0.001 Par Value,
      19,800,000 shares issued and outstanding                      19,800
     Series B Convertible Preferred Stock
      30,000,000 Shares Authorized, $0.001 Par Value
      17,213,334 shares issued and outstanding                      17,213
     Series C Convertible Voting Preferred Stock
      20,000,000 Shares Authorized, $0.001 Par Value
      5,800,000 shares issued and outstanding                        5,800
     Common Stock
      49,500 Shares Authorized, $0.001 Par Value
      31,782 shares issued and outstanding                              32
     Additional Paid-In-Capital                                  8,294,251
     Accumulated Deficit                                        (8,826,958)
     Less: Subscriptions Receivable                                      -
                                                               ------------
       Total Stockholder's Equity                                 (489,862)
                                                               ------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $ 1,235,957
                                                               ============

      The Notes to Consolidated Financial Statements are an integral part of this statement.
                                     4

                         eWORLDMEDIA HOLDINGS, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  For the Three Months         For the Nine Months
                                    Ended September 30,        Ended September 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
Sales Revenue (Net)             $  345,590    $  276,474    $  614,803    $1,070,301

Cost of Goods Sold                  11,707        44,990        51,629       132,872
                               ------------  ------------  ------------  ------------
Gross Profit                       333,883       231,484       563,174       937,429

Selling, General and
Administrative Expenses
 Amortization and Depreciation      30,906        27,092        91,052        81,275
 Consulting Fees                   550,550        95,177       659,097       878,272
 General & Administration          184,961       160,216       652,543       732,894
 Professional Fees                  25,642        44,809       139,566       147,870
 Rent                               32,384        34,795        88,541        96,583
 Salaries and Wages                 90,406       224,179       381,296       673,482
 Sales Commissions                   6,822        48,946        67,456       388,370
                               ------------  ------------  ------------  ------------
   Total Selling, General &
   Administrative Expenses         921,671       635,214     2,079,551     2,998,746
                               ------------  ------------  ------------  ------------
   Total Income (Loss) from
   Operations                     (587,788)     (403,730)   (1,516,377)   (2,061,317)

Other Income and Expenses:
 Sale of Thoroughbred Wagering
  System                               -             -         500,000           -
 Other Expense                         -             -          (9,746)          -
 Interest Expense                  (64,609)       (8,550)      (89,276)      (40,500)
                               ------------  ------------  ------------  ------------
   Income (Loss) Before
   Extraordinary Item             (652,397)     (412,280)   (1,115,399)   (2,101,817)

   Income Tax                          -             -             -             -
                               ------------  ------------  ------------  ------------
   Income (Loss) Before Tax
   and Extraordinary Item         (652,397)     (412,280)   (1,115,399)   (2,101,817)

   Net Income (Loss)           $  (652,397)  $  (412,280)  $(1,115,399)  $(2,101,817)
                               ============  ============  ============  ============
   (Loss) per Common Share     $    (21.00)  $   (182.08)  $    (43.40)  $ (1,139.96)
                               ============  ============  ============  ============
   Weighted Average
   Outstanding Shares,
   Retroactively Restated           31,065         2,264        25,700         1,844
                               ============  ============  ============  ============

      The Notes to Consolidated Financial Statements are an integral part of this statement.
                                     5

                         eWORLDMEDIA HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the Nine Months
                                                               Ended September 30,
                                                               2005          2004
                                                           ------------  ------------
Cash Flows From Operating Activities
 Net Income (Loss)                                         $(1,115,399)  $(2,101,817)
 Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by Operating Activities;
  Depreciation and Amortization                                  1,052        81,275
  Stock Issued for Services                                  1,425,208     1,095,082
  (Increase) Decrease in Accounts Receivable                     7,109        27,778
  (Increase) Decrease in Other Receivables - Net              (737,700)          -
  (Increase) Decrease in Prepaid Expenses                          -           9,582
  (Increase) Decrease in Employee Receivables                      -           1,807
  Increase (Decrease) in Commissions Payable                   (57,599)      (92,761)
  Increase (Decrease) in Accrued Expenses                        6,717        35,020
  Increase (Decrease) in Interest on Notes Payable              37,693        17,650
  Increase (Decrease) in Bank Overdraft                            -          19,416
  Increase (Decrease) in Accounts Payable                       77,758       (25,295)
                                                           ------------  ------------
   Net Cash Provided by Operating Activities                  (265,161)     (932,263)

Cash Flows From Investing Activities
 Cash Invested - Note Receivable                                   -             -
 Note Receivable - Payments Received                               -             -
 Purchase Furniture and Equipment                                  -          (1,300)
 Acquisition of Licensing Agreement                           (375,000)       (5,000)
                                                           ------------  ------------
   Net Cash Provided by Investing Activities                  (375,000)       (6,300)

Cash Flows From Financing Activities
 Net Proceeds from Notes Payable                               223,900       188,550
 Payments on Notes Payable                                     (10,000)          -
 Proceeds from the Issuance of Common Stock                        -         710,787
 Proceeds from the Issuance of Preferred Stock                 374,900           -
 Proceeds from Exercise of Stock Options                        37,187           -
                                                           ------------  ------------
   Net Cash Provided by Financing Activities                   625,987       899,337

   Net Increase (Decrease) in Cash During the Period           (14,174)      (39,226)

   Cash, Beginning of the Period                                14,412        44,695
                                                           ------------  ------------
   Cash, End of the Period                                 $       238   $     5,469
                                                           ============  ============

Supplemental Cash Flow Information
 Interest                                                  $       -     $       -
 Income Taxes                                                      -             -

Non-Cash Investing and Financing Activities
 Stock Issued for Services                                 $ 1,425,208   $ 1,095,082

</Table
      The Notes to Consolidated Financial Statements are an integral part of this statement.
                                     6


            Notes to Condensed Financial Statements (Unaudited)
                             September 30, 2005

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

Stock-For Stock Exchange

In contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc.
changed its name to "eWorldMedia Holdings, Inc." Pursuant to a Stock-For-
Stock Exchange Agreement, dated November 1, 2002, eWorldMedia Holdings,
Inc. issued shares of its Common Stock to the stockholders of eWorldMedia, Inc. in exchange for their shares of Common Stock of eWorldMedia, Inc. As a result of this stock-for-stock exchange transaction, which closed on December 31, 2002, eWorldMedia, Inc. became a wholly-owned subsidiary of eWorldMedia Holdings, Inc.

eWorldMedia, Inc. was incorporated in the State of Nevada on December 7, 2001 to market and distribute products and services for Internet advertising. In approximately April 2002 eWorldMedia, Inc began offering its Internet-based "commercial builder" product, which delivers TV-like commercials to targeted customers on the Internet through email delivery.


2.    Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations and its cash flows for the three and nine month period ended September 30, 2005 and 2004. The financial statements as of September 30, 2005 and for the three and nine months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company has not adopted any significant new accounting policies during the three-month period ended September 30, 2005.

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

3.    Litigation

The Company was not a party to any consultant/vendor related litigation for the three month period ended September 30, 2005.

4. Notes Payable

On January 8, 2003, the Company executed a promissory note for $10,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. On April 28, 2004 the Company repaid the entire principle balance due of $10,000 plus accrued interest of $1,000 for 42,000 shares of common stock. On May 18, 2004 the Company executed a new promissory note for $20,000 for a period of one year with an interest rate of 10% per annum. The Company issued 133,333 shares as collateral for such loan. As of September 30, 2005, the total balance due is $22,833, which includes $20,000 of principle and $2,833 of accrued interest.

On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of September 30, 2005, the total balance due is $5,649 which includes $4,500 of principle and $1,149 of accrued interest.

On February 21, 2003, the Company executed a promissory note for $50,000 with an independent investor for the Company. The note was to be paid in installments with $7,500 payable March 31, 2003 and April 30, 2003 and the balance of $35,000 due on May 31, 2003. The interest rate is 10% per annum.
The loan is collateralized with 125,000 shares of the Company's restricted common stock. The Company repaid $7,500 on April 23, 2003. The note is currently in default and as of September 30, 2005, the total balance due was $68,546, which includes $42,500 of principle and $26,046 of accrued interest.

On April 7, 2004, the Company executed a promissory note for $30,000 with a relative of our director and president for a period of one year with an interest rate of 10% per annum. As of September 30, 2005, the total balance due is $36,000, which includes $30,000 of principle and $6,000 of accrued interest.

During the three month period of April, May and June, 2004, the Company borrowed monies from a related party and the Company executed a promissory note for $150,000 for a period of one year with an interest rate of 10% per annum. The Company borrowed an additional $13,000 during July and August
2004, $7,500 during December 2004 and $92,000 during the three months ended
March 31, 2005. The note was increased to $262,500. As of September 30,
2005, the total balance due is $288,778, which includes $262,500 of principle and $26,278 of accrued interest.

On April 27, 2004, the Company executed a promissory note for $50,000 with an independent investor for the Company for a period of three months, with the note due on July 31, with an interest rate of 12% per annum. As of September 30, 2005, the total balance due is $60,000, which includes
$50,000 of principle and $10,000 of accrued interest. As of the date of this report, the note is currently in default and the Company is negotiating an extension of time for repayment.

On June 28, 2004, the Company executed a non-interest bearing promissory note for $10,000 with the CEO of the Company for a period of one year. The note was repaid on February 1, 2005.

On October 8 2004 we reached a settlement agreement with First Reserve
Corporation in regard to a pending lawsuit whereas we agreed to reimburse
First Reserve in attorney fees of $14,125.70 and issue 3,000,000 shares of Preferred Series A stock as full satisfaction and settlement of the matter. We established a note payable for $14,125.70 and as of September
30, 2005 the balance due and payable was unchanged.

On February 1, 2005, the Company executed a promissory note for $80,000 with a relative of our director and CEO for the Company for a period of four months, with the note due on May 31, 2005, with an interest rate of 10% per annum. As of September 30, 2005, the total balance due is $77,541, which includes $75,000 of principle and $2,541 of accrued interest.

On June 3, 2005, the Company executed two promissory notes for a total of $17,000 with an independent investor for the Company. The notes are to be paid in full within 90 days of execution. The loans are collateralized with 35,000 shares of the Company's restricted preferred series B stock.

On August 19, 2005, the Company executed a promissory note for a total of
$9,900 with an independent investor for the Company. The note is to be paid in full within 60 days of execution.
                                     9

On August 25, 2005, the Company executed a promissory note for a total of $25,000 with an independent investor for the Company. The note is to be paid in full within 60 days of execution. The loan is collateralized with 100,000 shares of the Company's restricted preferred series B stock.

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

The Company accounts for its employee stock-based compensation plans under the fair value provisions of FASB Statement No. 123, Accounting for Stock-
Based Compensation. We granted 58,000,000 options to purchase common stock to employees in the three months ending June 30, 2005. All options vested immediately, had an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. The employees' exercised all of the options to acquire the 58,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and we received proceeds totaling $37,187. We also recorded compensation expense under the fair value method for a total of $6,562 during the three months ended June 30, 2005. The amount represented the remaining 15 percent of market value of the stock.

The following table provides details of our Employee Stock Incentive Plans at September 30, 2005:

                                Number of      Number of      Weighted      Number of
                               Securities     Securities      Weighted     Securities
                           Authorized for    Issued Upon       Average  Available for
                                 Issuance       Exercise      Exercise         Future
Category                   Under the Plan     Of Options         Price       Issuance
-------------------------  --------------  -------------  ------------  -------------
Employee Stock Incentive
 Plan #7                      199,000,000    199,000,000  $    0.00071           -

Employee Stock Incentive
 Plan #8                      470,000,000    470,000,000  $    0.00068           -

     Totals                   669,000,000    669,000,000  $    0.00065           -

6. Stockholder's Equity

Common Stock

No common stock was granted or issued during the three months ending September 30, 2005.

Preferred Stock, Series A

On October 4, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series A. On October 6, 2004 we issued 15,000,000 shares of this series of stock. During the three month period ended March 31, 2005 we issued an additional 800,000 shares of this series stock. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of September 30, 2005.

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

During the three month period ended September 30, 2005 we issued an additional 674,200 shares of this restricted series of stock as performance based incentives, 50,000 shares as finder's fees and 149,000 shares of this restricted series of stock as interest costs for loans to the company. On August 1, 2005 we issued 250,000 shares of restricted stock to Sofcast Technologies, LLC for the purchase of their "Sticky Tool Bar" technology. On August 30, 2005 we issued 300,000 shares of restricted stock in relation to the deployment of our travel search engine technology. On September 29, 2005 we issued 500,000 shares to acquire the business concept of Peaceful Feet. The stock is non-voting and is convertible into common stock at a ratio of one share of common for each share of Series B Preferred. The preferred shares are not subject to reverse stock splits.

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

During the three-month period ended September 30, 2005 we sold 674,200 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 and $1.00 per share and we received gross proceeds of $274,400. Of the proceeds received, we paid cash finder's fees of $15,000 associated with our private offering.

As of September 30, 2005, no shares have been converted into common stock.

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

7. Note and Other Receivable

On March 15, 2005, the Company entered into a purchase and sales agreement with Thoroughbred Entertainment Industries for the sale of eWorldMedia's Thoroughbred gaming system. The agreement stipulated a total purchase price of $500,000 represented by a note receivable due eWorldMedia, Inc. On March 16, 2005, the company received the initial payments of $45,000 and during three month period ended June 30, 2005 the company received an additional 42,300 in payments. The balance remaining on the note receivable was $412,700 as of September 30, 2005.

On September 1, 2005, the Company entered into a founder's agreement with Nobuo Takechi for the Country of Japan. The agreement stipulated a sale of 25 founder's membership for a total purchase price of $625,000 due eWorldMedia, Inc. During October, 2005, the company received the initial payments of $75,000.

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

9. Subsequent Events and Contingencies

As of the date of this report, the Company had a total of $279,627 in payroll tax liabilities due and/or accrued. A total of $249,224 is potentially due and payable to the Internal Revenue Service ("IRS") and a total of $30,403 is potentially due and payable to the Employment Development Department ("EDD") in satisfaction of accrued payroll taxes for the years December 31, 2004 and 2003. These amounts include $102,981 of penalties and interest assessed by the IRS or EDD. The Company has also accrued an additional $163,723 in potential payroll taxes for certain salaries that are accrued but not yet paid.

On May 23, 2005 the Company issued a press release and announced a common stock buy-back plan. The company currently has a total of 49,500 authorized common shares, 31,782 of which have been issued. The Board of Directors authorized the company to buy back up to 15,000 of these shares at $3.00 per share on a first-come, first-served basis for all shareholders of record as of June 10, 2005. All shareholders of record had to present their stock certificates to the company on or before July 15, 2005. No such shareholder surrendered their stock certificates and the company was not required to tender any payment to the shareholders by the August 31, 2005 payment deadline.

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


Results of Operations

Net Revenues

Total sales revenues were $345,590 and $276,474 for the three months ended September 30, 2005 and 2004 respectively and $614,803 and 1,070,031 for the nine months ended September 30, 2005 and 2004 respectively. Net revenues increased by $69,116 for the quarter ended September 30, 2005 but decreased by $455,498 for the nine months ended September 30, 2005 as compared to the quarter and nine month period ended September 30, 2004 as a result of the very limited sales, marketing and promotional efforts. Large amounts of money were spent on sales and marketing and promotional meetings during the first and second quarters of 2004 which brought in sales leaders from around the country to show case the Company's products and business opportunities.

Cost of Revenues

The costs of revenues are associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $11,707 and $44,990 for the three months ended September 30, 2005 and 2004, representing approximately 3.3% and 16.3% of total revenues, respectively. Total cost of revenues was $51,629 and $132,872 for the nine months ended September 30, 2005 and 2004, representing approximately 8.4% and 12.4% of total revenues, respectively. The decrease in cost of revenues, as a percentage of net revenues, for the three month and nine month period ended September 30, 2004, as compared to the similar periods for 2004, is primarily related to certain sales revenue relating to founder's memberships and licensing fees that have very limited costs associated that revenue generation. However, we continue to incur regular on-going costs associated with our genealogy and Internet hosting services that contain fixed monthly portions that we incur regardless of sales activity.

Gross Margin.

Our gross margin as a percentage of net sales for the three-month period ended September 30, 2005 increased to 96.6% compared to 83.7% for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005 and 2004, our gross margin was 91.5% and 87.5% respectively. The higher gross margin for the three and nine months ended September 30, 2005 was the direct result of the sales revenue earned from founder's memberships and licensing fees that contain very minimal costs. The lower gross margin for the three and nine months ended September 30, 2004 was the direct result of the minimal sales revenue coupled with the fixed monthly hosting fees, as described above.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $921,671 and $635,214 for the three months ended September 30, 2005 and 2004, respectively. General and administrative expenses were $2,079,551 and $2,998,746 for the nine months ended September 30, 2005 and 2004, respectively.


During the three-month period ended September 30, 2005, we incurred $921,671 in selling, general and administrative expenses, of which $550,550 was associated with consulting fees, $90,406 was associated with salary and wages, $6,822 was associated with commissions paid to the sales force, $30,894 was incurred for promotional meetings, $30,906 was related to amortization and depreciation, $25,642 was related to professional legal and accounting fees, and $32,384 was related to rent costs. These costs for the second quarter of 2005 were $286,457 higher from the $635,214 in selling, general and administrative expenses incurred during the three-month period ended September 30, 2004.

During the three-month period ended September 30, 2004, we incurred $635,214 in selling, general and administrative expenses, of which $95,177 was associated with consulting fees, $224,179 was associated with salary and wages, $48,946 was associated with commissions paid to the sales force, $28,105 was incurred for promotional meetings, including meeting room costs and lodging, $27,092 was related to amortization and depreciation, $44,809 was related to professional legal and accounting fees, and $34,795 was related to rent costs.

The overall decrease in costs for the three months ended September 30, 2004 compared to the same period in 2005 was mainly attributable to the lower amount of expenditures for consulting fees offset by higher salary and wages, sales commissions and promotional meetings.

During the nine-month period ended September 30, 2005, we incurred $2,079,551 in selling, general and administrative expenses, of which $381,296 was associated with salary and wages, $75,248 was incurred for promotional meetings, $659,097 was associated with consulting fees, $67,456 was associated with commissions paid to the sales force, $139,566 was paid as professional fees (legal, accounting and investment banking), $88,541 was related to rent costs and $91,052 was incurred for depreciation and amortization costs. These costs for the period were $919,195 lower from the $2,998,746 in selling, general and administrative expenses incurred during the nine-month period ended September 30, 2004.

During the nine-month period ended September 30, 2004, we incurred $2,998,746 in selling, general and administrative expenses, of which $673,482 was associated with salary and wages, $187,085 was incurred for promotional meetings, including leadership airfare and lodging, $878,272 was associated with consulting fees, $388,370 was associated with commissions paid to the sales force, $147,870 was paid as professional fees (legal and accounting), $96,583 was related to rent costs and $51,771 was incurred for medical insurance. The overall increase in costs for the nine months ended 2004 again, was mainly attributable to the large amount of expenditures for consulting fees and services (most of which was paid with common stock) and promotional meetings, as discussed above, as well as the increase of $292,186 in salary and wages resulting from a larger staffing level during 2004.

Extraordinary Item

Included in the Statement of Operations for the nine months ended September 30, 2005 is the one-time gain recognized for the sale of the Company's Thoroughbred gaming system on March 16, 2005. The company sold all inherent rights and royalties of its Thoroughbred gaming system to a third party on March 16, 2005 for $500,000. The company received an initial payment of $45,000 during the three months ended March 31, 2005 and an additional $42,300 during the three month period ended June 30, 2005 and will receive the balance in regular installments.

Net Loss.

Our net loss for the three-month period ended September 30, 2005 was $(652,397) compared with net loss of $(412,280) for the three-month period ended September 30, 2004. For the three-month period ended September 30, 2005, net loss per common share, basic and diluted, was $(21.00) per share. For the three-month period ended September 30, 2004, net loss per common share, basic and diluted, was $(182.08) per share, retroactively re-stated for the 20,000 to 1 reverse stock split on May 16, 2005. The negative earning per share for the three months ended September 30, 2005 was the result of the lack of significant sales revenue enhanced by the increased selling, general and administrative costs as described above. For the nine-month period ended September 30, 2005, our net loss totaled $(1,115,399) compared with net loss of $(2,101,817) for the nine-month period ended September 30, 2004. This represented a net loss per common share, basic and diluted, of $(43.40) and $(1,139.96) per share, retroactively re-stated, respectively.

Liquidity and Capital Resources

We have incurred substantial losses from continuing operations; sustained substantial operating cash outflows, and have a working capital deficit at September 30, 2005. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain additional equity and/or debt financing to fund our operations and ultimately to achieve profitable operations. However, there is no assurance that we will obtain any additional financing or achieve profitable operations or positive cash flow.

Net cash used by operating activities of $(265,161) for the nine months ended September 30, 2005 included a net loss of $(1,115,399), offset by the issuance of common stock for services of $1,425,208, an increase in notes receivable of $412,700, an increase in other receivables of $325,000, an increase in depreciation and amortization by $91,052 and an increase in accounts payable of $77,758. Net cash used by operating activities of $(932,263) for the nine months ended September 30, 2004 included a net loss of $(2,101,817) which was offset mainly by common stock that was issued for services for $1,095,082, amortization and depreciation of $81,275 and a decrease in commissions payable of $92,761.

The company incurred $(375,000) in cash flow from investing activity during the nine months ended June 30, 2005 for the acquisition of the Sofcast Technology "Sticky Tool Bar" and the Peaceful Feet business concept. Net cash used by investing activities of $(6,300) for the nine months ended September 30, 2004 was attributable to the execution of a license agreement for the country of Argentina and the acquisition of office furniture and equipment.

Cash provided by financing activities of $625,987 for the nine months ended September 30, 2005 and $899,337 for the nine months ended September 30, 2004, was attributable to the issuance of preferred and common stock through our private offerings, the exercise of stock options by our employees and short term borrowings.


We financed our operations during fiscal year 2004 and the nine months ended September 30, 2005 through revenues generated from operations, from short term borrowings, the exercise of stock options by our employees and primarily from the sale by the Company of our restricted Preferred, Series B and Common Stock pursuant to Regulation D. As of the date of this report, our principal potential source of liquidity would be the sale of additional shares our restricted preferred stock. We do not currently have a financial institution as a potential source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Therefore, we are considering the following options to meet our liquidity requirements:

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect upon our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


Item 3.     Controls and Procedures


Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.








                                  PART  II


Item 1. Legal Proceedings.

On September 16, 2005, in the Superior Court of California, County of Orange, Central Justice Center, Fastlink International, Ltd., a Chinese entity, ("Fastlink") filed a complaint against Ron Touchard, Henning Morales, Thoroughbred Entertainment Industries, Ltd. ("Thoroughbred") and the Company, alleging fraud, intentional misrepresentation and breach of contract, amongst other allegations arising from a contractual relationship whereby Thoroughbred was selling memberships in an entity for participating
in throughbred racing in Las Vegas.   Ronald C. Touchard and Henning D.
Morales are officers and directors of the Company and it's wholly owned subsidiary, eWorldMedia, Inc. They are also 5% or more beneficial owners of the Company.

The Company was not a party to this agreement and believes it was wrongfully included as a defendant. The Company is defending against the action accordingly.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            Recent Sales of Unregistered Securities

During the three-month period ended September 30, 2005, we issued restricted shares of preferred stock for cash payments, sales performance bonuses, licensing and business concept acquisitions and interest costs associated with certain loans to the company. The various issuances are summarized below and each of the recipients of the securities represented, in a written subscription agreement or representation form that they understood that the securities acquired were restricted and the securities might not be sold or otherwise transferred without registration under the Securities Act of 1933. Furthermore, each stock certificate issued bears the Rule 144 restrictive endorsement.

Preferred Stock, Series B

During the 3rd quarter ended September 30, 2005 we issued an additional 674,200 shares of this restricted series of stock as performance based incentives, 50,000 shares as referral fees, 1,050,000 shares for licensing agreements and business concept acquisitions and 149,000 shares of this restricted series of stock as interest costs for loans to the company. The non-cash cost for the Company totaled $898,148. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.


Preferred Stock, Series B - Regulation D, Rule 506 Offering

During the three-month period ended September 30, 2005 we sold 667,500 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 and $1.00 per share and we received gross proceeds of $274,400.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

None.

Item 6. Exhibits


EXHIBIT
NO.       IDENTIFICATION OF EXHIBIT
-------  -----------------------------------------------------------------

3.1 Amended and Restated Articles of Incorporation, incorporated by reference to the Company's Report on Form 8-K, dated September 24, 2001.

3.2 Articles of Amendment to the Articles of Incorporation, filed October 4, 2004, incorporated by reference to the Company's Report on 10-KSB, filed April 28, 2005.

3.3 Articles of Amendment to the Articles of Incorporation, effective October 22, 2002, incorporated by reference to the Company's Report on Form 10-QSB filed on November 14, 2002.

3.4 Amended Bylaws, incorporated by reference to the Company's Report on Form 8-K, dated September 24, 2001.

3.5 Certificate of Designation for the Series A Preferred Stock, filed October 4, 2004, incorporated by reference to the Company's Report on 10-KSB, filed April 28, 2005.

3.6 Certificate of Designation for the Series B Preferred Stock, filed October 4, 2004, incorporated by reference to the Company's Report on 10-KSB, filed April 28, 2005.

3.7 Certificate of Designation for the Series C Preferred Stock, filed October 4, 2004, incorporated by reference to the Company's Report on 10-KSB, filed April 28, 2005.

10.1 Regus Business centre Service Agreement, dated October 25, 2005 filed herewith.

10.2 Employment Agreement and Indemnification Agreement with Ronald C. Touchard, incorporated by Reference to the Company's Report on Form 8K, filed January 21, 2003.

10.3 Employment Agreement, Amendment No. 1, and Indemnification Agreement with Henning D. Morales, incorporated by Reference to the Company's Report on Form 8K, filed January 21, 2003.

10.4 Non-Programming Technology Licensing Agreement with Sofcast, Inc., filed herewith.

10.5 Purchase Agreement with Peaceful feet Shoeshine, Inc, filed herewith.

10.6 Consulting Agreement with Xquisite Enterprises, LLC, filed herewith.

14.1 Code of Ethics, incorporated by reference to the Company's Report on 10-KSB, filed April 28, 2005.

21.1      Subsidiaries.

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                              eWorldMedia Holdings, Inc.



Date: November 21, 2005       By /S/ Ronald C. Touchard
                              ------------------------------------------
                                     Ronald C. Touchard,
                                     Chairman of the Board,
                                     Chief Executive Officer








