Form 10KSB
period 2005-12-31
LIBERTY DIVERSIFIED HOLDINGS INC
filed 2006-05-22
CIK 355168

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                for the fiscal year ended December 31, 2005

                                     OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
                            _________to_________

                     Commission File Number: 000-254888

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                   --------------------------------------
(Name of small business issuer in its charter)

                                   Nevada
                                 ----------
       (State or other jurisdiction of incorporation or organization)

                                 04-2392188
                              ---------------
                    (I.R.S. Employer Identification No.)


2100 West Orangewood Avenue, Suite 220, Orange, California          92868
    (Address of principal executive offices)                     (Zip Code)

                Issuer's telephone number:   (949) 376-4846

        Securities registered under Section 12(b) of the Act:  None
                                                              ------

           Securities registered under Section 12(g) of the Act:
                       Common Stock, $.001 par value
                      --------------------------------
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
          Yes [ X ]       No [ ]



Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the most recent fiscal year were $484,177.

The aggregate market value of the voting stock held by non-affiliates as of May 17, 2006 was approximately $480,000.

The number of shares outstanding of the issuer's Common Stock as of May 17, 2006 was 21,932,213. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Transitional Small Business Disclosure Format (Check One): Yes [   ]     No
[X]


DOCUMENTS INCORPORATED BY REFERENCE

The following documents as filed by Liberty Diversified Holdings, Inc. or its predecessors are incorporated by reference herein: Report on Form 8K filed October 9, 2001; Report on Form10KSB filed April 28, 2005; Report on Form 8K filed April 4, 2006; Report on Form 8K filed January 6, 2006; Report on Form 8K filed March 28, 2006; Report on Form 8K filed November 4, 2002; and Definitive Information Statement on Schedule 14C filed December 9, 2005.






                             TABLE OF CONTENTS
                                                                       PAGE

PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . 4

ITEM 2.   DESCRIPTION OF FACILITIES. . . . . . . . . . . . . . . . . . . 7

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 7

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 8

ITEM 6.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION. . . . . . . . . . . . . . . . .13

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .48

ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .48

ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .49

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . .50

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .54

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . .55

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .56

ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .56

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . .57


                                   PART I

                      ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF BUSINESS

The Company's predecessor Maxum Development, Inc. ("Maxum") was incorporated on September 21, 1999 in Nevada. On February 21, 1996 Maxum
acquired Cardinal Industries, Inc., a Massachusetts   corporation.
Cardinal Industries, Inc. was originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc."

On August 30, 2001, Maxum changed its name to "Tropical Leisure Resorts, Inc." in anticipation of a transaction that was never completed.

Subsequently, in contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc. changed its name to "eWorldMedia Holdings, Inc."

On December 9,2005 the Company changed its name to Liberty Diversified Holdings, Inc. to better reflect the nature of its business. The Company's business model focuses in part on the acquisition and development of viable subsidiaries. On December 31, 2005, the Company purchased MCR Printing and Packaging Corporation, and during the first quarter of 2006 has divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt, and announced the impending launch of Packaging City.

The Company's current subsidiaries are MCR Printing and Packaging Corporation ("MCR") and Corporate Media Solutions, Inc. ("CMS"). MCR is the Company's current operating subsidiary and CMS remains inactive. The Company continues to pursue further acquisitions of companies with established revenues and profits, with solid management teams in place, and that are interested in becoming wholly owned subsidiaries of a growing holding company. The Company also owns and/or licenses Internet technologies which are sold/sublicensed to end users and used internally to market the products and services of its subsidiaries.

MCR Printing and Packaging Corporation

On December 31, 2005, the Company executed a Stock Purchase Agreement for the acquisition of MCR with MCR and Mario Ramirez, the 100% stockholder of MCR. On January 6, 2006, the parties executed an Amendment to the Stock Purchase Agreement clarifying the terms. On April 3, 2006, the parties executed Amendment No. 2 to the Stock Purchase Agreement.

MCR operates as a wholly owned subsidiary of the Company. The Company intends to raise funds in order to finance the growth and business of MCR. MCR provides high end printing and packaging services and has ongoing long term relationships with major corporations. Mario Ramirez and MCR have reserved the right to rescind the purchase and sale set forth in the Agreement during the 13 month period following the Closing date in the event the Company does not raise the funds specified in the Agreement for an aggregate of $3,000,000. In the event of rescission, the agreement shall be unwound including the return of all consideration paid to Mr. Ramirez and the refund of any monies received from the Company, including money invested by investors for the purpose of funding MCR's operations and business plan.

MCR is ISO 9001:2000 certified to do business with any company in the world. MCR owns approximately $5.8 million in hard assets and was independently appraised at over $8 million. Since MCR's plant capacity is currently only 35%, Liberty believes that by utilizing its online marketing technologies and by injecting new capital into MCR in 2006, MCR's market share, revenues and profits can be increased.

CORPORATE MEDIA SOLUTIONS, INC.

Corporate Media Solutions, Inc. ("CMS"), the Company's wholly owned subsidiary, is currently inactive. However, the Company intends to market Sticky Bar Toolbar (Trade Mark Symbol) and other technology products directly to medium sized businesses and large corporations through CMS.

Sticky Bar Toolbar (Trade Mark Symbol) is an especially powerful and effective tool that can be used by virtually any business to improve their communications, enhance their image, boost their advertising and increase their revenues. Sticky Bar Toolbar (Trade Mark Symbol) remains in view whenever your browser is open, and proprietary patent-pending technology allows separate mediums to be displayed in the toolbar (scrolling text, flash, video, etc.) in up to seven sections, and changed at will with no programming skills required. Sticky Bar Toolbar (Trade Mark Symbol) can be customized for specific companies or industries and fully functional Sticky Bar Toolbars (Trade Mark Symbol) are already available for five industry segments - Hotel, Radio, Talking, Real Estate and Television.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS AND SERVICES

PACKAGING CITY

Packaging City, Inc. will soon be incorporated as another wholly-owned subsidiary of Liberty Diversified Holdings, Inc. The Packaging City concept encompasses not only MCR's own major expansion plans, but also the conversion of adjacent land into office and manufacturing facilities for related businesses and the establishment of inter-company relations, including joint marketing of all Packaging City companies. Packaging City will provide promotional and marketing services for MCR and other Packaging City companies. This will allow Packaging City to offer its customers a full array of products that are currently unavailable from any other single source. Packaging City will also market commercial, industrial and residential real estate to Packaging City partners and their employees.

COMPETITION

MCR is currently the Company's only active operating subsidiary. MCR faces only light to moderate competition. There are no direct competitors in Mexico, and in the U.S. the competitors are much larger companies (minimum revenues $10 million), and are not able to offer as complete of a service package as MCR. MCR is the only company of its kind in Baja California that does not work through distributors or other intermediaries, but instead deals directly with customers, providing a level of service and economy that is unique in this industry.

Also, manufacturing is the focal point of the Packaging City concept, and MCR is its engine. The Packaging City concept of cross-pollination of related businesses and the tie-in with living-working communities is unique to this industry and has zero competition. The Company is unaware of any other company applying this concept in the printing and packaging industry, and because of the complexities involved, the Company believes that no one is likely to in the near future.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Raw materials are readily available and suppliers are plentiful and there appear to be no issues of scalability as the Company grows. All of MCR's basic materials are provided by stable U.S. companies, including
International Paper, Potlatch, and others.

DEPENDENCE ON MAJOR CUSTOMERS

MCR serves an active customer base of 30 to 40 companies. The largest customer, Leviton has been a customer for 12 years and represents approximately 30% of total revenue. Other long time major customers include Tyco Healthcare, Avery-Dennison, Sanyo, and Panasonic.

INTELLECTUAL PROPERTY

The Company now owns the StickyBar Toolbar (Trade Mark Symbol) technology, plus all source codes, all current and future patents and patents pending, and exclusive licensing rights to the StickyBar product and technology. In addition, SofCast has also transferred five custom toolbars ready for deployment including the Hotel Collection, radio, talking, Real Estate and TV toolbars. The Toolbar will be marketed through CMS.

GOVERNMENT REGULATION

Not applicable

EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

Not applicable.

EMPLOYEES

As of the date hereof, the Company, through its wholly owned subsidiary, MCR Printing and Packing Corporation employs 65 full time employees. The Company hires consultants on an as needed basis and may need to hire additional employees during the fiscal year ending December 31, 2006.

RESEARCH AND DEVELOPMENT COSTS

Not applicable.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

Not applicable.

                     ITEM 2. DESCRIPTION OF FACILITIES

The Company's wholly owned subsidiary, MCR, leases approximately 1,511 square feet of office space located at 2100 W. Orangewood Avenue, Suite 220, Orange, California 92868. The lease was effective as of April 16, 2006 and terminates on April 30, 2008. From April 16, 2006 through April 30, 2007, the rent per month is $3,022. From May 1, 2007 through April 30, 2008, the rent per month shall increase to $3,112.66. Currently, the Company's corporate offices are located on these premises. The Company is
not currently paying rent to MCR.   The Company occupies 500 square feet
square feet with a fair market value of $1,000.

The Company and MCR lease a lot which is approximately 11,500 square meters in size and a 77,192 square foot building in Tecate, Mexico located at KM
121 Carretera Libre, Mexicali   Tecate, Rancho San Pablo, Complejo
Industrial Tecate Gateway, Tecate, B.C. Mexico from NaftaUnited.com, a company controlled by Mario Ramirez, a related party. The lease was effective as of December 31, 2005 and continues for a period of one year, with two one year renewal terms. The monthly rent for months 1-12 is $29,332.96; months 13-24, $30,876.90; months 25-36, $31,648.72. The
Company believes the lease amount to be fair market value.

ITEM 3.  LEGAL PROCEEDINGS

On September 16, 2005 Fastlink International, Ltd. filed a complaint against the Company, Henning D. Morales, Ronald C. Touchard and Thoroughbred Entertainment Industries, Inc. alleging fraud, deceit, breach of contract and intentional misrepresentation, among other causes of action regarding investments made in Thoroughbred Entertainment Industries, Inc. The Directors of the Company believe the Company was wrongfully named as a defendant and are in the process of trying to obtain a dismissal of the Company as a defendant in this action. In the alternative, the Company will defend vigorously against the action.

The Company is not aware of any other current, pending or threatened legal proceedings against the Company, its subsidiaries or any of its officers or directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2005 the Company filed a Definitive Information Statement on
Schedule 14C in lieu of an annual meeting. Two Directors, Ronald C. Touchard and Henning D. Morales were elected for a term of one year or until their successors are duly elected and qualified. Henning D. Morales has since resigned on March 25, 2006 as a result of the sale of eWorldMedia, Inc. Subsequently, Mario Ramirez was appointed to act as Co-Chairman with Ronald Touchard.

Other matters which were voted upon included the authorization to amend of the Company's Articles of Incorporation, increasing the authorized shares of Common Stock of the Company from 49,500 to 100,000,000; the authorization to amend the Company's Articles of Incorporation, changing the name of the Company from eWorldMedia Holdings, Inc. to Liberty Diversified Holdings, Inc.; and the ratification of the appointment of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as the Company's independent public accountants.

Ronald C. Touchard at the time held 3,500 common shares, 2,800,000 Series A Preferred Shares and proxies to vote 15,750,000 Series A Preferred Shares. Mr. Touchard voted all his shares and proxies in favor of the above-referenced proposals resulting in a favorable vote of 93.6% of all shares entitled to vote.

On April 3, 2006, a unanimous vote of holders of Series A Convertible Preferred ("Series A Preferred") voted to authorize the creation of the class of Series D Convertible Preferred stock, which class has liquidation rights senior to those of Series A Preferred. Ronald C. Touchard voted his
2.8 million shares of Series A Preferred as well as his proxies to vote 10,250,000 shares of Series A Preferred.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to November 6, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "TRLR.OB." On November 6, 2002, our symbol changed from "TRLR.OB" to "EWMD.OB" in connection with the change in our name and a one for 50 reverse split of our common stock. On January 24, 2005, in connection with a one for 300 reverse stock split, our symbol changed from "EWMD.OB" to "EWMH.OB". On May 16, 2005, in connection with a one for 20,000 reverse stock split, our symbol changed from "EWMH.OB" to "EWME.OB." On January 6, 2006, the Company changed its corporate name to "Liberty Diversified Holdings, Inc." and its trading symbol to "LDHI.OB." An "E" was recently appended to the Company's trading symbol due to untimely filing of this Report of Form 10KSB for the period ended December 31, 2005. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2004                 HIGH        LOW
------------------                ------      ------
First Quarter                       0.90       0.18
Second Quarter                      0.27       0.08
Third Quarter                       0.12       0.01
Fourth Quarter                      0.01       0.004

CALENDAR YEAR 2005                  HIGH       LOW
------------------                ------      ------
First Quarter                    10,200*        4.00
Second Quarter                    10.00*        0.10
Third Quarter                      7.75         2.25
Fourth Quarter                     5.90         2.80

*First and second quarter of calendar year 2005 do not reflect 20,000 to one reverse stock split and are inflated as result.

HOLDERS

There were approximately 64 holders of record of the Company's Common Stock as of May 17, 2006.

DIVIDENDS

The Company has not paid any dividends on its Common Stock since its inception and does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by Nevada law.

STOCK BASED COMPENSATION

Convertible Preferred Stock
---------------------------

In October 2004, the Company filed a Schedule 14C and amended its Articles of Incorporation to authorize 200,000,000 shares of convertible preferred stock in one or more series, at a par value of .001 per share. During the fourth quarter ended December 31, 2004, the Company issued a total of 19,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), 3,562,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") and 6,500,000 shares of Series C Convertible Preferred Stock for performance bonuses for various services rendered to the Company. The stock was issued at par, or $.001 per share. The cost of the performance bonuses has been charged to operations and the related Capital stock has been increased by $29,062 with no entry required for additional paid-in-capital.

CONVERTIBLE PREFERRED STOCK, SERIES A

During the three month period ended March 31, 2005 the Company issued an additional 800,000 shares of this series stock as performance bonuses. No shares of were converted to common stock as of December 31, 2005.

CONVERTIBLE PREFERRED STOCK, SERIES B

For the three month period ended March 31, 2005, we issued an additional 1,624,000 shares of Series B Convertible Preferred as performance bonuses. The series was originally established for performance based incentives.

On May 13, 2005 we issued an additional 9,210,634 shares of Series B Preferred as performance based incentives and 35,000 shares of Series B Preferred as interest costs for loans to the company.

During the three month period ended September 30, 2005 we issued an additional 674,200 shares of Series B Preferred as performance based incentives, 50,000 shares as commissions and 149,000 shares of Series B Preferred as interest costs for loans to the Company. On August 1, 2005 we issued 250,000 shares of Series B Preferred to SofCast Technologies, LLC for the purchase of their "Sticky Tool Bar" technology. On August 30, 2005 we issued 300,000 shares of Series B Preferred in relation to the deployment of our travel search engine technology. On September 29, 2005 we issued 500,000 shares of Series B Preferred to acquire the business concept of Peaceful Feet.

During the three month period ended December 31, 2005 we issued an additional 2,203,500 shares of Series B Preferred as performance based incentives and 505,000 shares of Series B Preferred as interest costs for loans to the Company. We also cancelled 500,000 shares that had been previously issued to the business concept of Peaceful Feet, whose purchase agreement had subsequently been terminated. No shares of Series B Preferred were converted to common stock as of December 31, 2005.

CONVERTIBLE PREFERRED STOCK, SERIES D

As partial compensation for the acquisition of MCR, the Company granted 800,000 shares of a newly created class of preferred stock, Series D Convertible Preferred Stock ("Series D Preferred") on December 31, 2005.

The following table summarizes the preferred shares outstanding at December 31, 2005.

                                                       Annual
                          Total Series              Dividends    Conversion
           Outstanding    Stated Value    Voting         Rate          Rate
           -----------    ------------   -------    ---------    ----------
Series A    19,800,000    $     19,800       Yes         None        1 to 1
Series B    15,601,000          15,601        No         None        1 to 1
Series C*    5,770,000          $5,770        No         None      200 to 1
Series D       800,000             800       Yes         None      Variable

* The class of Series C Convertible Preferred Stock was withdrawn in the first quarter of 2006.

Each share of Series A Preferred is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each share of Series A Preferred. Such right to convert commences as of the date the shares of Series A Preferred Stock are issued to a holder (the "Issue Date") and continues for a period of 10 years, ending on the 10th anniversary of the Issue Date. No shares of Series A Preferred were converted into common stock during 2004 and 2005. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock are entitled to the number of votes on such matters equal to the number of shares of Series A Preferred Stock held by such holder multiplied by 35. Series A Preferred is not subject to reverse stock splits.

Each share of Series B Preferred is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each share of Series B Preferred. Such right to convert commences as of the date the shares of Series B Preferred Stock are issued to a holder (the "Issue Date") and continues for a period of 10 years, ending on the 10th anniversary of the Issue Date. No shares of Series B Preferred were converted into common stock during 2004 and 2005. Series B Preferred is not subject to reverse stock splits.

CONVERTIBLE PREFERRED STOCK, SERIES C
All outstanding shares of Series C Preferred Convertible Stock have been redeemed by the Company and the Certificate of Designation of Series C Convertible Preferred Stock has been withdrawn. A total of 5,770,000 shares of Series C Preferred were redeemed at the redemption price of $.0.001 for an aggregate of $5,770.00, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

CONVERTIBLE PREFERRED STOCK, SERIES D
Series D Preferred Stock is senior to the Company's Series A Preferred Stock and common stock in the event of liquidation of the Company, is entitled to dividends on an as converted basis and is entitled to vote on an as converted basis. The conversion rate of Series D Preferred is variable, contingent upon the market value of the Company's common stock at the time of conversion. Each 100,000 share block is valued at $1,000,000. The number of shares of common stock into which the 100,000 share block may be converted equals 1,000,000 divided by the market price of the Company's common stock at the time of conversion. The market price of the common stock shall be the ten day weighted average trading price of the Buyer's common stock, with a ceiling of $1.00 and a floor of $0.05 for the purposes of the conversion.

RECENT SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK, SERIES B - REGULATION D, RULE 506 OFFERING
During the three-month period ended June 30, 2005 we sold 191,000 shares of Series B Preferred in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $95,500. Of the proceeds received, we paid cash commissions of $9,500 associated with our private offering.

During the three-month period ended September 30, 2005 we sold 667,500 shares of Series B Preferred in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold for prices ranging from $0.25 to $1.00 per share and we received gross proceeds of $279,400. Of the proceeds received, we paid a cash commission of $10,000 associated with our private offering.

During the three-month period ended December 31, 2005 we sold 622,300 shares of Series B Preferred in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold ranging from $0.25 to $0.50 per share and we received gross proceeds of $211,150. As of December 31, 2005, no shares have been converted into common stock.

OTHER TRANSACTIONS
As partial compensation for the acquisition of MCR, the Company agreed to deliver 800,000 shares of Series D Preferred to Mario Ramirez.

The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company's Series B Preferred . Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. No shares were issued pursuant to this Purchase Agreement and it has since been terminated.

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts ad liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $68,345.

On September 29, 2005, the Company and its former wholly owned subsidiary eWorldMedia executed a consulting agreement for travel services and technologies with Xquisite Enterprises, LLC, a Hawaii company, ("Xquisite"). Pursuant to the terms of the agreement, Xquisite was to offer its services exclusively to eWorldMedia in order to develop travel technology, which technology would be 50/50 co-owned by the Company and Xquisite. Pursuant to this agreement the Company issued 50,000 shares of the Company's Series B Preferred stock to Xquisite as partial compensation. Up to an additional 450,000 shares of Series B Preferred Stock are payable to Xquisite, as further compensation, based upon performance as follows:
180,000 Preferred Shares payable upon launch of a general travel search engine, $180,000 Preferred Shares payable upon launch of a FAM search engine, and 90,000 Preferred Shares payable upon launch of a consolidator search engine. Xquisite has not performed under this agreement and the Company is terminating the agreement and requesting a return of stock and monetary compensation.

Pursuant to the Company's agreement with SofCast, SofCast shall be entitled to up to 2,000,000 shares of the Company's Series B Preferred.

PURCHASES OF EQUITY SECURITIES

The Company, pursuant to unanimous consent of its Board of Directors, withdrew the Certificate of Designation of Series C Convertible Preferred Stock ("Series C Preferred"). This withdrawal was filed with Secretary of State of Nevada and is effective as of February 3, 2006. At the time of said withdrawal, there were no shares of Series C Preferred issued and outstanding.

Series C Preferred was non-voting but converted to common stock at a rate of one share of Series C Preferred to 200 shares of common stock, and the Board of Directors of the Company believed it to be in the best interests of the Company to withdraw said class. Series C Preferred was senior to common stock and on parity with Series A Convertible Preferred Stock and Series B Convertible Preferred Stock with regards to liquidation rights and dividends.

Prior to the withdrawal, the Company redeemed the outstanding shares of said class, which were beneficially held by Ronald C. Touchard and Henning
D. Morales, both officers and directors of the Company. A total of 5,770,000 shares of Series C Preferred were redeemed at the redemption price of $.0.001 for an aggregate of $5,770.00, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia, Inc. ("eWorldMedia") with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales delivered two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the historical financial statements of Liberty Diversified Holdings, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-KSB.

Overview
--------

The Company's business model focuses in part on the acquisition and development of viable subsidiaries. Since December 31, 2005, the Company has changed its corporate name and its trading symbol, purchased MCR Printing and Packaging Corporation, divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt and announced the impending launch of Packaging City.

With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations. MCR has cash flows and working capital sufficient to continue operations. However, in order to expand operations the Company has committed to seeking financing in order to raise $3,000,000
for MCR's expansion plans by the end of Fiscal 2006.   Should the Company
not succeed in raising said funds, Mario Ramirez may rescind the Purchase and Sale Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               2005           2004
                                           ------------   ------------
     Income Statement Data
     ---------------------
     Revenue from operations               $   484,177    $ 1,313,608
     -----------------------               ------------   ------------
     Gross profit (Loss)                       432,458      1,145,199
     -----------------------               ------------   ------------
     Income (Loss) from
       operations                           (4,359,118)    (2,891,058)
     -----------------------               ------------   ------------
     Net Income (Loss)                      (3,936,993)    (2,992,972)
     -----------------------               ------------   ------------
     Net Income (Loss) per
       Share                                   (140.62)       (420.82)
     -----------------------               ------------   ------------
     Balance Sheet Data
     -----------------------
     Total Assets                            10,527,668        235,592
     -----------------------               ------------   ------------
     Total Liabilities                      (4,100,386)    (1,447,351)
     -----------------------               ------------   ------------
     Stockholders' Equity                     6,427,282    (1,211,759)
       (deficit)
     -----------------------               ------------   ------------

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
---------------------------------------------------------------------
The consolidated net (loss) for the fiscal year ended December 31, 2005 was $(3,936,993) compared with a net loss of $(2,992,972) for the fiscal year ended December 31, 2004. The primary reason for the significant increase was the issuance of preferred stock for services, commissions and consulting fees. The Company generated consolidated gross revenues of $484,177 during the twelve months ended December 31, 2005 compared with gross revenues of $1,313,608 in the previous fiscal year ended December 31, 2004.

The Company expensed approximately $3,255,913 in stock based compensation issued to officers, directors, founders and consultants for services rendered during 2005. This non-cash amount is included as a component of the expenditures that are summarized below.

The Company expended $663,234 for salaries and wages during fiscal year ended December 31, 2005 as compared to $929,048 during the fiscal year ended December 31, 2004. In addition, the Company incurred $873,064 for commissions and outside consulting services during the current fiscal year, which represents a decrease in expense compared to $1,210,794 spent in this category during the prior fiscal year.

Total Selling, general and administrative expenses increased to $4,791,576 in the current fiscal year from $4,036,257 a year prior.

Liquidity and Capital Resources
-------------------------------
At December 31, 2005, the Company had retained earnings of $(11,648,552) as compared to retained earnings on December 31, 2004 of (7,771,559) for the fiscal year ended December 31, 2004. Net cash provided by operating activities was $(598,250) for the fiscal year ended December 31, 2005, compared to $(1,195,561) of net cash provided by operating activities for the year ended December, 2004.

In fiscal year ending December 31, 2005, the Company received $155,350 in cash from the acquisition and disposed of $113,750 in fixed and intangible assets, compared to no such disposals from the previous fiscal year. Net cash provided by financing activities in the fiscal year ending December 31, 2005 was $720,550 as compared to net cash provided by financing activities of $1,251,579 in fiscal year ended December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.   FINANCIAL STATEMENTS








                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                            FINANCIAL STATEMENTS
                          December 31, 2005 & 2004


/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholder's
Liberty Diversified Holdings, Inc.
(formerly eWorldMedia Holdings, Inc.)
Orange, California

We have audited the accompanying consolidated balance sheets of Liberty Diversified Holdings, Inc. (formerly eWorldMedia Holdings, Inc.) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Diversified Holdings, Inc. (formerly eWorldMedia Holdings, Inc.) as of December 31, 2005, and the results of their consolidated operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note XX to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note XX. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
May 9, 2006

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2005

                                   ASSETS
Current Assets
  Cash                                                            $178,312
  Accounts Receivable, net of $12,093 allowance                    577,502
  Inventory                                                        601,637
                                                               ------------
     Total Current Assets                                        1,357,451

Fixed Assets
  Furniture & Equipment, Net                                     5,862,002
                                                               ------------
     Total Fixed Assets                                          5,862,002

Other Assets
  Intangible Assets and License Rights, Net                         10,382
  Intellectual Property                                          1,324,773
  Goodwill                                                       1,973,060
                                                               ------------
     Total Other Assets                                          3,308,215
                                                               ------------
     TOTAL ASSETS                                              $10,527,668
                                                               ============
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Accounts Payable                                             $   554,118
  Accrued Expenses                                                 720,400
  Notes Payable - Related Party                                    508,526
  Notes Payable                                                  2,228,907
  Interest on Notes Payable                                         88,435
                                                               ------------
Total Current Liabilities                                        4,100,386

Commitments                                                            -
                                                               ------------
Stockholder's Equity
  Series A Convertible Preferred Stock
   20,000,000 Shares Authorized, $0.001 Par Value,
   19,800,000 shares issued and outstanding                         19,800
  Series B Convertible Preferred Stock
   30,000,000 Shares Authorized, $0.001 Par Value
   15,601,000 shares issued and outstanding                         15,601
  Series C Convertible Voting Preferred Stock
   20,000,000 Shares Authorized, $0.001 Par Value
   5,800,000 shares issued and outstanding                           5,800
  Series D Convertible Preferred Stock
   20,000,000 Shares Authorized, $0.001 Par Value
   800,000 shares issued and outstanding                               800
  Common Stock
   1000,000,000 Shares Authorized, $0.001 Par Value
   31,682 shares issued and outstanding                                 32
  Additional Paid-In-Capital                                    18,033,801
  Accumulated Deficit                                          (11,648,552)
                                                               ------------
     Total Stockholder's Equity                                  6,427,282
                                                               ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $10,527,668
                                                               ============

 The accompanying notes are an integral part of these financial statements.
                                     18
                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED

                                                       December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
Sales Revenue (Net)                              $   484,177   $ 1,313,608

Cost of Goods Sold                                    51,719       168,409
                                                 ------------  ------------
Gross Profit                                         432,458     1,145,199

Selling, General and Administrative Expenses
  Amortization and Depreciation                      117,592       111,478
  Commissions - Other                                717,155       976,635
  Professional & Consulting Fees                   2,081,911       160,747
  Bad Debt Expense                                   504,629           -
  Salaries and Wages                                 663,234       929,048
  General & Administrative                           707,055     1,858,349
                                                 ------------  ------------
Total Selling, General & Administrative Expenses   4,791,576     4,036,257
                                                 ------------  ------------
Total Income (Loss) from Operations               (4,359,118)   (2,891,058)

Other Income & Expenses:
  Sale of Thoroughbred Wagering System               500,000           -
  Other Income                                        93,678           -
  Impairment of Assets                               (26,529)          -
  Interest Expense                                  (145,024)      (41,914)
                                                 ------------  ------------
     Income (Loss) Before Extraordinary Item      (3,936,993)   (2,932,972)
     Income Tax                                            0             0
                                                 ------------  ------------
     Income (Loss) Before Tax and
     Extraordinary Item                           (3,936,993)   (2,932,972)

     Extraordinary Item - Loss from
     Thoroughbred Wagering                               -         (60,000)
                                                 ------------  ------------
     Net Income (Loss)                           $(3,936,993)  $(2,992,972)
                                                 ============  ============

     (Loss) per Common Share                     $   (140.62)  $   (420.82)
                                                 ============  ============
     Weighted Average Outstanding Shares,
     retroactively restated                           31,000         6,870
                                                 ============  ============






 The accompanying notes are an integral part of these financial statements
                                     19

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Additional     Retained
             Preferred Stock        Common Stock      Paid-In     Earnings   Subscription
               Shares   Amount   Shares    Amount    Capital    (Deficit)    Receivable
             ---------- ------ ---------- --------- ----------  -----------  ------------
Balance at
 January
 1, 2004              -      -          4         -  4,072,230  (4,718,587)      (63,150)

Stock
 issued
 in PPM
 between
 $.42 and
 $.50
 per share            -      -          -         -    275,599            -       63,150

Stock
 issued
 in PPM
 for
 services
 at $.50
 per share            -      -          -         -     29,000            -             -

Shares
 issued
 for Services
 between
 $.15 and
 $.50
 Per share            -      -          -         -    395,625            -             -

Shares
 issued
 under S-8
 at a
 range of
 $.06  to
 $.23 per
 share                -      -          -         -    238,930            -             -

Shares
 issued for
 Services
 between
 $.15 and
 $.50 per
 share                -      -          1         -    356,990            -             -

Stock
issued for
 in PPM at
 $.15 per
 share                -      -          -         -    155,250            -             -

Shares
 issued
 under ESIP
 between
 $.0015 and
 $.0075 per
 share                -      -          -         -    168,636            -             -

Shares
 issued
 under S-8
 at a
 range of
 $.02 to
 $.06 per
 share                -      -          -         -     43,000            -             -

Stock
 issued
 for
 Services
 at $.01
 per share            -      -          -         -     21,350            -             -

Shares
 issued
 for
 Satisfaction
 of NP at
 $.09 per
 share                -      -          -         -     20,000            -             -

Shares
 issued
 under
 ESIP
 between
 $.0015 and
 $.0075 per
 share                -      -         62         -    412,916            -             -

Series A
 Preferred
 Shares
 issued at
 $0.001 for
 performance
 bonus       19,000,000 19,000

Series B
 Preferred
 Shares
 issued at
 $0.001 for
 performance
 bonus        3,562,000  3,562

Series C
 Preferred
 Shares
 issued at
 $0.001 for
 performance
 bonus        6,500,000  6,500

Issuance
 of Common
 Stock
 Warrants                                              281,212

Net Loss
 for the
 year ended
 December
 31, 2004             -      -          -         -          -  (2,992,972)            -
             ---------- ------ ---------- --------- ----------  -----------  ------------
Balance at
 December
 31, 2004    29,062,000 29,062         74         -  6,470,738  (7,711,559)             -

Shares
 issued
 under
 ESIP
 between
 $.0015
 and
 $.0075
 per share            -      -         13         -    375,000            -             -

Shares
 Adjusted
 for
 Reverse
 Stock
 Split at
 300 to 1             -      -     25,050        25     26,743            -             -

Stock
 issued
 for
 Converted
 Preferred
 Series C
 at $.001
 per share    (100,000)  (100)      1,000         1          -            -             -

Stock
 issued
 for
 Converted
 Preferred
 Series C
 at $.001
 per share    (600,000)  (600)      6,000         6          -            -             -


Series
 A
 Preferred
 Shares
 issued
 at $0.001
 for
 perform-
 ance
 bonus          800,000    800          -         -          -            -             -

Series B
 Preferred
 Shares
 issued
 for PPM
 between
 $.25 and
 $.50         1,475,800  1,476          -         -          -      521,212             -

Series B
 Preferred
 Shares
 issued
 at $0.001
 for
 perform-
 ance
 bonus        7,619,630  7,620          -         -  1,904,908            -             -

Series B
 Preferred
 Shares
 issued
 between
 $.25 and
 $.50 for
 perfor-
 mance
 bonus        2,944,000  2,944          -         -          -      736,000             -

Series D
 Preferred
 Shares
 issued at
 $0.001
 for MCR
 Packaging
 and
 Printing
 Acquis-
 ition          800,000    800                      7,999,200

Rounding
 due to
 reverse
split                 -      -      (354)         -          -            -             -

Net Loss
 for the
 year
 ended
 December
 31, 2005             -      -          -         -          -  (3,936,993)             -
             ---------- ------ ---------- --------- ----------  -----------  ------------
Balance at
 December
 31, 2005    42,001,430 42,001     31,782        32 18,033,800  (11,648,552)            -
             ========== ====== ========== ========= ==========  ===========  ============

 The accompanying notes are an integral part of these financial statements.
                                     20


                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS

                                                                 December 31,
                                                           --------------------------
                                                               2005          2004
                                                           ------------  ------------
Cash Flows From Operating Activities
  Net Income (Loss)                                        $(3,936,993)  $(2,992,972)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities;
   Depreciation and Amortization                               117,592       111,478
   Stock Issued for Services                                 3,255,913     1,168,106
   Stock Warrants Issued for Services                              -         281,212
   Loss from Thoroughbred Wagering System                          -          60,000
   (Increase) Decrease in Accounts Receivable                    9,930        32,646
   (Increase) Decrease in Prepaid Expenses                      25,629        13,406
   (Increase) Decrease in Employee Receivables                     -           1,807
   (Increase) Decrease in Lease Deposits                           -          (3,824)
   Increase (Decrease) in Commissions Payable                  (78,845)      (78,511)
   Increase (Decrease) in Accrued Expenses                     118,829         6,159
   Increase (Decrease) in Interest on Notes Payable             55,568        19,064
   Increase (Decrease) in Accounts Payable                    (165,873)      185,868
                                                           ------------  ------------
     Net Cash Provided by Operating Activities                (598,250)   (1,195,561)
                                                           ------------  ------------
Cash Flows From Investing Activities
  Purchase Furniture and Equipment                                 -          (1,300)
  Cash from acquisition of subsidiary                          155,350           -
  Disposal of Furniture and Equipment                         (113,750)          -
  Acquisition of Intangible Assets                                 -         (25,000)
  Cash Payments made to Thoroughbred Wagering                      -        (484,215)
  Cash Proceeds from Thoroughbred Wagering                         -         424,215
                                                           ------------  ------------
     Net Cash Provided by Investing Activities                  41,600       (86,300)
                                                           ------------  ------------
Cash Flows From Financing Activities
  Net Proceeds from Notes Payable                                  -          10,000
  Net Proceeds on Notes Payable - Related Party                263,900       200,176
  Proceeds from the Issuance of Common Stock                   146,794       459,851
  Proceeds from Exercise of Stock Options                      309,856       581,552
                                                           ------------  ------------
     Net Cash Provided by Financing Activities                 720,550     1,251,579
                                                           ------------  ------------
     Net Increase (Decrease) in Cash During the Period         163,900       (30,282)

     Cash, Beginning of the Period                              14,412        44,694
                                                           ------------  ------------
     Cash, End of the Period                               $   178,312   $    14,412
                                                           ============  ============

Supplemental Cash Flow Information
  Interest                                                 $   145,024   $       -
  Income Taxes                                                     -             -

Non-Cash Investing and Financing Activities
  Stock Issued for Services                                $ 3,255,913   $ 1,168,106
  Stock Issued to Acquire Assets                             8,000,000           -
  Stock Issued to Pay Interest on Notes Payable                139,084           -

 The accompanying notes are an integral part of these financial statements.
                                     21

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 1 - Corporate History
--------------------------

The company was originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its name in 1975 to Cardinal Industries, Inc. The Company then changed its domicile to Nevada and changed its name to Maxum Development, Inc. In September 2001, Maxum Development, Inc. changed its name to Tropical Leisure Resorts, Inc. Subsequently, on November 4, 2002, in contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc. changed its name to "eWorldMedia Holdings, Inc."

eWorldMedia, Inc. was incorporated under the laws of Nevada on December 7, 2001 as eWorldMedia.TV, Inc. The Company later changed its name to eWorldMedia, Inc.

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

On December 9, 2005, the Company changed its corporate name and its trading symbol to Liberty Diversified Holdings, Inc. (LDHI) and changed its business model to focus in part on the acquisition and development of viable subsidiaries.

The Company's predecessor, eWorldMedia, Inc. was established to market and distribute products and services for Internet advertising. The Company offers Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. The Company's Internet-based business solutions will include a variety of products that will allow subscribers to enhance their electronic business applications. The initial product is TV commercial-quality e-mail advertising.

On March 24, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary, eWorldMedia, Inc., with Henning D. Morales, a shareholder and former officer and director of the Company. This effectively moved from the Company its only non-profitable subsidiary along with its entire $1.6 million in debt (see Note 19 - Subsequent Events below).

The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. MCR Printing and Packaging Corporation (MCR) was founded by Mr. Mario Ramirez in 1985 and was joined shortly thereafter in 1986, by Mr. Luis Vargas, as partner. The Company was incorporated as a California corporation in 1990. In a treasury stock transaction in 2003, Mr. Vargas' interest was retired. The purpose of the business is to offer printing and packaging products for resale. In 1996, the Company opened a finishing plant in Tecate, Mexico. This facility has been primarily utilized as an expense center. In 2004, this facility became the primary location for operating activity.

                                     22

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   Basis of Accounting and Consolidation
     -------------------------------------
     The Company uses the accrual method of accounting. The consolidated financial statements include the accounts of Liberty Diversified Holdings, Inc., and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

D.   Earnings (Loss) Per Share
     -------------------------
     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Common stock equivalents have not been included in the weighted average number of shares outstanding because of their anti-dilutive effects.

                                                 December 31,  December 31,
                                                     2005          2004
                                                 ------------  ------------
     Numerator - (Loss)                          $(3,936,993)  $(2,992,972)
     Denominator - Weighted Average of Shares
      of Shares Outstanding, retroactively
      restated                                        31,000         6,870
                                                 ------------  ------------
     Loss per Common Share                       $   (124.34)  $   (420.82)
                                                 ============  ============

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

E.   Depreciation & Amortization
     ---------------------------
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Office equipment, furniture and fixtures are depreciated over a 7 year useful life. Depreciation is computed on the straight line method. Depreciation expense was $12,913 and $12,848 for the years ended December 31, 2005 and 2004, respectively.

     Other assets, which consist primarily of intangible assets, customer lists and licensing rights, are stated at historical cost less accumulated amortization. Management has determined that the intangibles have a definite life and will be amortized using the straight-line method over estimated useful lives of three years. Amortization expense was $104,679 and $98,630 for the years ended December 31, 2005 and 2004, respectively. Other intangible assets with an undeterminable life will not be subject to amortization, but will be tested for impairment annually.

F.   Use of Estimates
     ----------------
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the years reported. Actual results could materially differ from those estimates.

     Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, and valuation allowances for deferred tax assets.

G.   Fair Value of Financial Instruments
     -----------------------------------
     The fair value of the Company's cash and cash equivalents, receivables, accounts payable, notes payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

H.   Inventory
     ---------
     The Company values its inventory using the lower of cost (first-in, first-out) or market method. Inventory consists of the following:

                                                          December 31, 2005
                                                          -----------------
     Paper, plastics, ink and box materials               $        601,637
                                                          -----------------
         Total Inventory                                  $        601,637
                                                          =================

                                     24
                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

I.   General and Administrative Costs
     --------------------------------
     General and administrative expenses include fees for office space, compensated absences, travel and entertainment costs, insurance and marketing & promotional meeting costs.

J.   Advertising and Marketing Expenses
     ----------------------------------
     The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2005 and 2004 was $201,317 and $207,365, respectively.

K.   Concentrations of Credit Risk and Major Customers
     -------------------------------------------------
     The Company's cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. At times the Company's cash balance may exceed FDIC insured limits of $100,000. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company's customer base is comprised primarily of large companies. The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management's expectations. Once a specific account receivable has been reserved for as potentially uncollectible, our policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

L.   Accounts Receivable
     -------------------

     The Company in the normal course of business extends credit to its customers on a short-term basis. Although the credit risk associated with these customers is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt reserves quarterly and reserves specific accounts as warranted or sets up a general reserve based on amounts over 90 days past due. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve.


NOTE 3 - New Technical Pronouncements
-------------------------------------

In December 2004, FASB issued a revision to SFAS 123(R) "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. The Company does not believe adoption of this revision will have a material impact on the Company's consolidated financial statements.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

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

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 4 - Intangibles and Other Assets
-------------------------------------

We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2005 it was determined that there was impairment to certain intangible assets, as referred to below, which resulted in a charge of $26,529 to the statement of operations during the year ended December 31, 2005.

The Company entered into a license and service agreement with CaptureQuest, Inc., a Utah Corporation ("CaptureQuest"). CaptureQuest develops and services software that enables users to send "rich media" through email as on-line advertisements. CaptureQuest, with the assistance of the Company, created software to be used solely by the Company, the system built for eWordMedia was called eWorld Mail. The Company's agreement with CaptureQuest grants them a perpetual non-exclusive license to use the customized software owned by CaptureQuest (who later merged with other companies and was then called Avalon Digital Marketing Systems). The cost in obtaining the license agreement has accumulated to $114,640 during 2003, and is being amortized over 3 years using the straight-line method of amortization. On August 26, 2003, the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the entire eWorld Mail system from Avalon Digital Marketing Systems.

On August 26, 2003, the Company completed the outright purchase of the toolset, source code, programming, data files, all other relevant related technology, including the complete back office system, of the eWorldMedia Website Builder System. The acquisition resulted in the eWorldMedia retaining the outright ownership of the entire system and related technology. Total cost incurred for this acquisition was $72,500. The asset was being amortized over 3 years using the straight-line method of amortization but was written down for impairment during 2005, in the amount of $1,529, which was the remaining carrying value of the asset.

During 2003 the Company paid a total of $100,000 to purchase a custom built genealogy system. The system was built specifically for the eWorldMedia platform. It acts as the payment gateway, and facilitates the actual product purchase of the Website Builder and the Commercial Builder. The cost of the asset is being amortized over 3 years using the straight-line method of amortization.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 4 - Intangibles and Other Assets (Continued)
-------------------------------------------------

On September 29, 2004, the Company entered into a license and service agreement with Source, Inc., a California Corporation ("Source"). Source develops and services customer loyalty and rewards software that enables users to receive discounted goods and services for attracting customers to utilize the loyalty shopping program. The Company's agreement with Source grants them a non-exclusive license to use the customized software owned by Source. The cost in obtaining the license agreement was $25,000 and the license was being amortized over 3 years using the straight-line method of amortization but was subsequently written down for impairment in the amount of $25,000.

The cost and associated amortization of the rights of the license agreement costs are as follows;

                 December 31,             Amortization              Accumulated
               2005         2004             Expense               Amortization
Assets         Cost         Cost        2005         2004        2005         2004
---------- -----------  ----------- -----------  ----------- -----------  -----------
Commercial
  Builder   $ 114,640    $ 114,640   $  33,812    $  38,214   $ 114,640    $  80,828
Website
  Builder         -         72,500      24,167       24,166         -         32,222
Genealogy
  System      100,000      100,000      33,334       33,334      91,668       58,335
Loyalty
  /Reward
  System          -         25,000      11,665        2,916         -          2,916
MCR
  Customer
  List      1,014,777          -           -            -           -            -
ISO 9001
  Certif-
  ication     309,996          -           -            -           -            -
Sticky
  Toolbar       2,917          -           867          -           867          -
---------- -----------  ----------- -----------  ----------- -----------  -----------
Total      $1,542,330     $312,140    $103,845      $98,630   $ 207,175   $  174,301
           ===========  =========== ===========  =========== ===========  ===========

The Company acquired 100% of MCR Printing and Packaging Corporation in
December 2005 (see Note 16   Business Acquisition). Since the acquisition
took place on December 31, 2005, the table above does not reflect any amortization expense during 2005.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2005 and 2004.

                                                                    Accumulated
                    Cost               Depreciation Expense        Depreciation
                 December 31,             December 31,             December, 31
Assets        2005         2004        2005         2004        2005         2004
           -----------  ----------- -----------  ----------- -----------  -----------
Equipment  $8,874,760   $      -    $      -     $3,082,297  $      -     $      -
Furniture
& Fixtures     30,286       13,275       3,489        2,590      21,397         3,788
Transportation
 Equipment     78,656          -           -            -        46,042          -
Computer
 Equipment $   51,292   $   51,292  $   10,258   $   10,258  $   23,256   $   12,997
           -----------  ----------- -----------  ----------- -----------  -----------
Totals     $9,034,994   $   64,567  $   13,747   $   12,848  $3,172,992   $   16,785
           ===========  =========== ===========  =========== ===========  ===========

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005, there was no impairment recognized by management.

NOTE 6 - Operating Leases
-------------------------

On September 1, 2003 the Company entered into a lease agreement for 2,749 rentable square feet of office space. That lease was due to expire on August 31, 2008. The Company paid $6,378 per month for the office space. The Company paid a security deposit of $21,805. On February 27, 2004, the Company amended the lease to include an additional 1,337 rentable square feet. This amendment increased monthly lease costs by $3,350 and security deposit by $3,824. The amendment commenced April 1, 2004. During 2005, the Company experienced financial difficulty in paying the monthly lease payment and in September of 2005 the Company reached a mutual agreement with the landlord where the remaining lease term was cancelled in exchange for the Company vacating the premises and forfeiting the security deposit. The Company subsequently has relocated to another facility with more favorable lease terms.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 6 - Operating Leases (continued)
-------------------------------------

The Company currently leases approximately 1,511 square feet of office space located at 2100 W. Orangewood Avenue, Suite 220, Orange California 92868. The lease was effective as of April 16, 2006 and terminates on April 30, 2008. From April 16, 2006 through April 30, 2007, the rent per month is $3,022. From May 1, 2007 through April 30, 2008, the rent per month shall increase to $3,113.

The Company leases a parcel of developed land which is approximately 11,500 square meters in size and a 77,192 square foot building in Tecate, Mexico
located at KM 121 Carretera Libre, Mexicali   Tecate, Rancho San Pablo,
Complejo Industrial Tecate Gateway, Tecate, B.C. Mexico from NaftaUnited.com, a company controlled by Mario Ramirez, a related party. The lease was effective as of December 31, 2005 and continues for a period of one year, with two one year renewal terms. The monthly rent for months 1-12 is $29,333; months 13-24, $30,877; months 25-36, $31,649. The Company believes the lease amount to be fair market value.

Total Lease Commitments as of December 31, 2005         Year      Amount
                                                       ------  ------------
                                                         2006   $  376,171
                                                         2007      407,515
                                                         2008      392,240
                                                         2009          -
                                                         2010          -
                                                                -----------
                                                        Total   $1,175,926
                                                                ===========

Rent expense entering into the determination of net income was $163,312 and $154,424 for the periods December 31, 2005 and 2004, respectively.

NOTE 7 - Notes Payable - Related Party
--------------------------------------

During 2003, the Company issued three Promissory Notes to shareholders of the Company in the amounts of $20,000, $14,450 and $40,000, respectively. These notes were repaid in full during 2004. Also during 2003, the Company issued a Promissory Note to a shareholder of the Company in the amount of $50,000, of which $7,500 was paid in 2003. The note balance of $42,500 bears interest of 24%, is unsecured, and due on demand. No further principal payments have been made to date.

During 2004, the Company issued five Promissory Notes to shareholders of the Company in the amounts of $50,000, $30,000, $170,500, 14,126 and
$10,000, respectively. The notes bear interest between 10% and 12%, are unsecured, and due on demand. No further principal payments have been made to date.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 7 - Notes Payable - Related Party (Continued)
--------------------------------------------------

During 2005, the Company issued six Promissory Notes to shareholders of the Company in the amounts of $25,000, $15,000, $100,000, $9,900, $22,000 and
$80,000, respectively. The notes bear interest between 10% and 12%, are unsecured, and due on demand. The Company also increased an existing promissory note from one of its shareholders for $42,000. No further principal payments have been made to date.

A note payable in the amount of $490,000 with Mr. Mario Ramirez, shareholder, is unsecured and bears an annual interest rate of 10%. The note currently has an indeterminate repayment date, and interest is paid monthly. No accrued interest existed on this note at December 31, 2005.

A loan in the amount of $70,000 from NaftaUnited.com, a related party to the Company by its sole shareholder, Mr. Mario Ramirez, is unsecured and bears an annual interest rate of 10%. The note currently has an indeterminate repayment date, and interest is paid monthly. No accrued interest existed on this note at December 31, 2005.

NOTE 8 - Notes Payable
----------------------

The Company has the following notes payable obligations:

Comerica Bank - California has provided a line of credit for $750,000, with interest payable at the bank's base lending rate, plus 1.5%. This line of credit is secured with the assets of the Company. The unpaid principal balance as of this balance sheet date is $650,000.

Additionally, the bank has provided a $70,000 term loan which was used to buy equipment in 2003. This credit facility is payable monthly at $1,356 including interest, at an annual rate prime rate plus 2.00% and is secured with selected equipment. The unpaid balance as of this balance sheet date is $38,802.

Furthermore, the bank has provided a $1,200,000 equipment loan for a production plant in Tecate, Mexico. This credit facility is payable monthly at $23,383 including interest at a rate of 6.13% and secured with selected company assets. The unpaid balance as of this balance sheet date is $859,270.

On February 14, 2003, the Company executed a promissory note for $4,500 with a vendor of the Company, for an indefinite period with an interest rate of 10% per annum. As of December 31, 2005, the total balance due is $5,649 which includes $4,500 of principle and $1,149 of accrued interest. No further principal payments have made to date.


                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 8 - Notes Payable (Continued)
----------------------------------

Following are maturities of notes payable and notes payable   related party
(Note 7) for each of the next five years:

                                                        Year      Amount
                                                       ------  ------------
                                                        2006   $ 1,515,070
                                                        2007       271,604
                                                        2008       277,309
                                                        2009       116,965
                                                        2010           985
                                                   Thereafter      560,000
                                                               ------------
                                                        Total  $ 2,737,433
                                                               ============

JAccrued interest on all the notes payable at December 31, 2005 and 2004 was $88,435 and $31,867, respectively.

NOTE 9 - Stockholders' Equity
-----------------------------

Convertible Preferred Stock
---------------------------
In October 2004, the Company filed a Schedule 14C and amended their articles of incorporation to authorize 200,000,000 shares of convertible preferred stock in one or more series, at a par of .001 per share. During the fourth quarter ended December 31, 2004, the Company issued a total of 19,000,000 shares of series A preferred stock, 3,562,000 shares of series B preferred stock and 6,500,000 shares of series C preferred stock for performance bonuses for various services rendered to the Company. The stock was issued at par, or $.001 per share. The cost of the performance bonuses has been charged to operations and the related Capital stock has been increased by $29,062 with no entry required for additional paid-in-capital.

Preferred Stock, Series A
-------------------------
During the three month period ended March 31, 2005 we issued an additional 800,000 shares of this series stock as performance bonuses. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of December 31, 2005.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 9 - Stockholders' Equity (Continued)
-----------------------------------------

Preferred Stock, Series B
-------------------------
For the three month period ended March 31, 2005, we issued an additional 1,624,000 shares of this series of stock as performance bonuses. The series was established for performance based incentives. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

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

During the three month period ended December 31, 2005 we issued an additional 2,203,500 shares of this restricted series of stock as performance based incentives and 505,000 shares of this restricted series of stock as interest costs for loans to the company. We also cancelled 500,000 shares that had been previously issued in error to the business concept of Peaceful Feet, whose purchase agreement had subsequently been rescinded. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of December 31, 2005.

Preferred Stock, Series B - Regulation D, Rule 506 Offering
-----------------------------------------------------------
During the three-month period ended June 30, 2005 we sold 191,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $95,500. Of the proceeds received, we paid cash finder's fees of $9,500 associated with our private offering.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 9 - Stockholders' Equity (Continued)
-----------------------------------------

During the three-month period ended September 30, 2005 we sold 667,500 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 to $1.00 per share and we received gross proceeds of $279,400. Of the proceeds received, we paid cash finder's fees of $10,000 associated with our private offering.

During the three-month period ended December 31, 2005 we sold 622,300 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 to $0.50 per share and we received gross proceeds of $211,150. As of December 31, 2005, no shares have been converted into common stock.

Preferred Stock, Series C
-------------------------
On October 12, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series C. The stock is non-voting and is convertible into common stock at a ratio of 200 shares of common for each share of series C preferred stock. During January and March 2005, shareholders converted 700,000 shares of this series stock for 140,000,000 shares of common stock.

The Company, pursuant to unanimous consent of its Board of Directors, withdrew the Certificate of Designation of Series C Convertible Preferred Stock ("Series C Preferred"). This withdrawal was filed with Secretary of State of Nevada and is effective as of February 3, 2006. At the time of said withdrawal, there were no shares of Series C Preferred issued and outstanding. Prior to the withdrawal, the Company redeemed the outstanding shares ofsaid class, which were beneficially held by Ronald C. Touchard and HenningD. Morales, both officers and directors of the Company. A total of 5,770,000 shares of Series C Preferred were redeemed at the redemption price of $.0.001 for an aggregate of $5,770, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 9 - Stockholders' Equity (Continued)
-----------------------------------------

The following table summarizes the preferred shares outstanding at December 31, 2005.

                                                       Annual
                          Total Series              Dividends    Conversion
           Outstanding    Stated Value    Voting         Rate          Rate
           -----------    ------------   -------    ---------    ----------
Series A    19,800,000    $     19,800       Yes         None        1 to 1
Series B    15,601,000          15,601        No         None        1 to 1
Series C     5,770,000          $5,770        No         None      200 to 1
Series D       800,000             800       Yes         None      Variable

Each Series A share is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each series A share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the "Issue Date") and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. No shares were converted into common stock during 2004 and 2005. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 35.

Each Series B share is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each series B share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the "Issue Date") and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. No shares were converted into common stock during 2004 and 2005.

Each Series C share is convertible into common stock at any time, at the option of the holder, at a conversion rate of two hundred (200) common shares for each series C share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the "Issue Date") and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. On January 25, 2005, 700,000 shares were converted into 140,000,000 shares of common stock.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 9 - Stockholders' Equity (Continued)
-----------------------------------------

Series D Preferred Stock, subject to the approval by the requisite vote of the Company's shareholders and the effective filing of a Certificate of Designation of Series D Preferred Stock with the Nevada Secretary of State, shall be senior to the Company's Series A Preferred Stock, Series C Preferred Stock and common stock in the event of liquidation of the Company, shall be entitled to dividends on an as converted basis and shall be entitled to vote on an as converted basis. The conversion rate of Series D Preferred shall be variable, contingent upon the market value of the Company's common stock at the time of conversion. Each 100,000 share block shall be valued at $1,000,000. The number of shares of common stock into which the 100,000 share block may be converted shall equal 1,000,000 divided by the market price of the Company's common stock at the time of conversion. The market price of the common stock shall be the ten day weighted average trading price of the Buyer's common stock, with a ceiling of $1.00 and a floor of $0.05 for the purposes of the conversion.

The following table summarizes the preferred stock issuances as of December 31, 2005:


Preferred Stock
                                               Series A              Series B
                                          Shares    $ Amount    Shares      $ Amount
                                       ----------- ---------- -----------  ----------
Balance at January 1, 2004                    -          -           -           -

Preferred Shares issued at $0.001 for
 performance bonus                     19,000,000     19,000   3,562,000       3,562

Balance at December 31, 2004           19,000,000     19,000   3,562,000       3,562

Converted Preferred shares @ $0.001           -          -           -           -

Preferred Shares issued at $0.001 for
 performance bonus                        800,000        800         -           -

Preferred Shares issued for PPM
 between $.25 and $.50                        -          -     1,475,800       1,476

Series B Preferred Shares issued
 between $.25 and $.50 for
 performance bonus                            -          -    10,563,630      10,564

Series D Preferred Shares issued at
 $0.001 for MCR Packaging and
 Printing Acquisition
                                       ----------- ---------- -----------  ----------
Balance at December 31, 2005           19,800,000     19,800  15,601,430      15,601
                                       =========== ========== ===========  ==========

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 9 - Stockholders' Equity (Continued)
-----------------------------------------


Preferred Stock
                                              Series C              Series D
                                          Shares    $ Amount    Shares      $ Amount
                                       ----------- ---------- -----------  ----------
Balance at January 1, 2004                    -          -           -           -

Preferred Shares issued at $0.001
 for performance bonus                  6,500,000      6,500         -           -

Balance at December 31, 2004            6,500,000      6,500         -           -

Converted Preferred shares @ $0.001      (700,000)      (700)        -           -

Preferred Shares issued at $0.001 for
 performance bonus                            -          -           -           -

Preferred Shares issued for PPM
 between $.25 and $.50                        -          -           -           -

Series B Preferred Shares issued
 between $.25 and $.50 for
 performance bonus                            -          -           -           -

Series D Preferred Shares issued at
 $0.001 for MCR Packaging and Printing
 Acquisition                                  -          -       800,000         800
                                       ----------- ---------- -----------  ----------
Balance at December 31, 2005            5,800,000      5,800     800,000         800
                                       =========== ========== ===========  ==========

Common Stock
------------

In 2004, the Company filed a Schedule 14C and amended their articles of incorporation to increase authorized common stock from 100,000,000 shares to 990,000,000 shares.

During 2004, the Company issued a total of 535,700 shares of common stock at a range of $.42 to $.50 per share, and 1,061,500 shares of common stock at $.15 for cash, pursuant to two 506 Private Placement Memorandums. Accordingly, $458,251 (net of cost of issuance) was charged to additional paid-in capital, representing the excess of cash received over the par value of the stock.

During 2004, the Company issued a total of 225,000 shares of common stock to satisfy a short-term note payable. These shares were valued at $.09 per share.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

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

Common Stock Splits
-------------------

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

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 9 - Stockholders' Equity (Continued)
-----------------------------------------

Common Stock Splits
-------------------

Effective May 16, 2005, the Company implemented a one for 20,000 reverse split of its authorized, issued and outstanding shares of common stock by filing a Certificate of Change with the Secretary of State of Nevada (the "Reverse Split"). Following the Reverse Split, the number of authorized shares of the Company's common stock was reduced from 990,000,000 to 49,500 in accordance with the one for 20,000 Reverse Split ratio. Following the Reverse Split, the number of issued and outstanding shares of the Company's common stock was reduced from 642,728,364 to 31,782 in accordance with the one for 20,000 Reverse Split ratio. The number of the Company's authorized preferred shares remained at 200,000,000, and the par value of the Company's common and preferred stock remained at $0.001 per share following the Reverse Split.

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

NOTE 10 - Stock Incentive Plans
-------------------------------

During 2002, the Company created a Stock Option/Stock Issuance Plan (the "Plan"). The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the further success of the Company. The Plan is divided into two programs. The Option Grant Program allows eligible persons options to purchase common shares. The Stock Issuance Program was created to issue shares as a bonus for services or as an incentive to perform services for the Company. The maximum number of shares of common stock which may be issued over the term of the Plan shall not exceed 3,000,000 shares. The Plan shall terminate upon the earliest of (i) December 31, 2010, (ii) the date on which all shares available for issuance under the Plan shall have been issued, or (iii) the termination of all outstanding options in connection with a Corporate Transaction. At December 31, 2005, all options had previously been granted and exercised and no options remain under the Plan.

On March 23, 2004, the Company created the eWorldMedia Holdings, Inc. 2004 Stock Incentive Plan (Plan #1) and subsequently during the rest of 2004 and the first and second quarters of 2005, created Stock Incentive Plans #2 through #8. These Employee and Non-Employee Directors and Consultants Retainer Stock Plans were intended to allow employees and non-employees to receive grant shares for services or certain options to purchase common stock. The plans were administered by the Company's Board of Directors, who had substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any apply to or participate in the plans. Under the plans, the total number of shares of common stock that was designated by the Board of Directors totaled 954,500,000.

                                     40

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 10 - Stock Incentive Plans (Continued)
-------------------------------------------

Pursuant to the plans, the company issued a total of 4,882,500 grant shares to certain vendors who provided services on behalf of the company. Approximately 949,617,500 options were issued to employees and had an exercise price of 85% of the market price on date of exercise. As of December 31, 2005, all of the options issued had been exercised by the employees' on a cashless basis through an outside broker. The broker sold the shares on the open market and the Company received net proceeds totaling $884,279.

The following table summarizes stock option activity:

2004 Stock Incentive - Option Plans (1 to 8)                 2005
                                                 --------------------------
                                                     Weighted     Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                --------------  -----------
     Option outstanding at December 31, 2003              -     $      -
     Options Granted During 2004 and 2005         954,500,000          -
     Options Exercised                          ( 954,500,000)  $  0.00093
     Options Expired                                      -            -
     Options Canceled                                     -            -
                                                --------------  -----------
      Options outstanding at December 31, 2005            -     $      -
                                                ==============  ===========
      Options exercisable at December 31, 2005            -     $      -
                                                ==============  ===========

NOTE 11 - Stock Warrant Agreements
----------------------------------

On April 1, 2004, the Company entered into a Private Placement Memorandum wherein they offered 3,333,333 shares of common stock at $.15 per share. Each purchaser of shares in this offering also received a warrant to purchase a number of shares of common stock equal to the total number of shares purchased. At December 31, 2004, 1,201,153 shares had been issued pursuant to this private placement. The warrants associated with the issued shares had an exercise price of $.50 per share and were exercisable immediately, until April 1, 2005. The warrants were valued using the Black-Scholes pricing model in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."


                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 11 - Stock Warrant Agreements (Continued)
----------------------------------------------

Stock Warrant Agreement - PPM                                 2005
                                                 --------------------------
                                                     Weighted     Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                --------------  -----------
     Warrants outstanding at January 1, 2004              -     $      -
     Warrants Granted                               1,201,153         0.50
     Warrants Exercised                                   -            -
     Warrants Expired                              (1,201,153)       (0.50)
     Warrants Canceled                                    -            -
                                                --------------  -----------
      Warrants outstanding at December 31, 2005           0     $     0.00
                                                ==============  ===========
      Warrants exercisable at December 31, 2005           0     $     0.00
                                                ==============  ===========

During 2003, the Company established two agreements with individuals to purchase common stock warrants. The Company issued 200,000 warrants with an exercise price of $3.00 that expired on July 8, 2005. The Company also issued 200,000 warrants with an exercise price of $.50 that expired January 31, 2004. The following tables summarize the information regarding warrants outstanding at December 31, 2005.

Stock Warrant Agreement #1                                    2005
                                                 --------------------------
                                                     Weighted     Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                --------------  -----------
     Warrants outstanding at January 1, 2004              -     $      -
     Warrants Granted                                 200,000         3.00
     Warrants Exercised                                   -            -
     Warrants Expired                                (200,000)       (3.00)
     Warrants Canceled                                    -            -
                                                --------------  -----------
      Warrants outstanding at December 31, 2005           -     $      -
                                                ==============  ===========

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 11 - Stock Warrant Agreements (Continued)
----------------------------------------------
Stock Warrant Agreement #2

                                                            2005
                                                 --------------------------
                                                     Weighted     Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                --------------  -----------
     Warrants outstanding at January 1, 2003              -     $      -
     Warrants Granted                                 200,000          .50
     Warrants Exercised                                   -           -
     Warrants Expired                                     -            -
     Warrants Canceled                                    -            -
                                                --------------  -----------
      Warrants outstanding at December 31, 2003       200,000   $      .50
                                                ==============  ===========
     Warrants outstanding at January 1, 2004          200,000   $     .50
     Warrants Granted                                     -            -
     Warrants Exercised                                   -            -
     Warrants Expired                                (200,000)         -
     Warrants Canceled                                    -            -
                                                --------------  -----------
      Warrants outstanding at December 31, 2004           -     $      -
                                                ==============  ===========

The Company applies SFAS No. 123, for warrants granted, which requires the Company to estimate the fair value of each warrant granted at the grant date by using the Black-Scholes pricing model with the following assumptions.

     Risk-free interest rate                               4%
     Dividend yield                                        0%
     Volatility                                          425%
     Average expected term (years to exercise date)         1

Warrant Agreements
------------------
                                           Weighted
                            Weighted        Average                Weighted
Range                        Average      Remaining                 Average
of Exercise              of Exercise    Contractual             of Exercise
Price         Warrants         Price   Life (years)   Warrants        Price
-----------  ---------   -----------   ------------  ---------  -----------
$3.00          200,000         $3.00            .50    200,000       $3.00
$0.50        1,201,153         $0.50            .75  1,201,153       $0.50

As a result of applying SFAS No. 123, the Company has recognized $251,304 in expense for the warrants associated with the Private Placement
Memorandum and $29,908 in expense for the stock warrant agreement for the year ended December 31, 2004.
                                     42

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 13 - Accrued Expenses and Other Current Liabilities
--------------------------------------------------------

Accrued expenses and Other current liabilities consist of the following:

                                                 December 31,  December 31,
                                                     2005          2004
                                                 ------------  ------------
     Commissions Payable                         $       -     $    78,845
     Accrued Payroll Taxes                           484,228       403,798
     Salaries and Wages Payable                      128,814       148,843
     Sales Agent Refunds Payable                      18,923        18,923
     Accrued Interest                                 88,435        32,867
     Accrued Compensated Absences                        -          10,269
                                                 ------------  ------------
                                                 $   720,400   $   693,545
                                                 ============  ============

As of December 31, 2005, the Company had not remitted certain portions of the 2002, 2003 or 2004 payroll tax withholdings to the Internal Revenue Service ("IRS"). The IRS has been notified of this deficiency and a payment plan has been presented to the IRS. The Company has accrued approximately $100,000 for potential penalties and interest and the amount is included in the figure indicated above. Also included in the amount above is the $28,276 balance due and payable to the California Employment Development Department ("EDD") in accrued payroll taxes for the year ended December 31, 2005.

NOTE 14 - Income Taxes
----------------------

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

     Year of                        Expiration
       Loss         Amount                Date
     -------  -------------        ------------
       2002   $  1,543,860                2022
       2003      3,181,090                2023
       2004      2,992,972                2024
       2005      3,936,993                2025

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 14 - Income Taxes (Continued)
----------------------------------

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

                                                 December 31,  December 31,
                                                     2005          2004
                                                 ------------  ------------
     Current Tax Asset Value of Net Operating
     Loss Carryforwards at Current Prevailing
     Federal Tax Rate                            $ 4,312,319   $ 2,855,631
     Evaluation Allowance                         (4,312,319)   (2,855,631)
                                                 ------------  ------------
      Net Tax Asset                              $         -   $         -
                                                 ============  ============
      Current Income Tax Expense                 $         -   $         -
      Deferred Income Tax Benefit                          -             -

Note 15   eWorldEntertainment   Thoroughbred Wagering
-----------------------------------------------------

The eWorldEntertainment division was established to allow the company to enter the fast-growing field of online entertainment and gaming, including online skills games, Internet competitions, thoroughbred horse-racing and additional electronic diversions currently available to millions of online gamers around the world.

In October 2004 the company formed a strategic alliance with First Reserve Corporation (First Reserve), a private company to establish a thoroughbred wagering program. First Reserve already had an existing relationship with International Racing Group, Inc. (IRG) and through their relationship with IRG, First Reserve Corporation and eWorldMedia began placing wagers on thoroughbred racing. Between October and December 2004 First Reserve Corporation and eWorldMedia conducted a two and one-half month long test to establish the viability of the thoroughbred wagering system. Test results indicated that significant returns were possible through this business model and system and that the program was economically feasible. However, due to the unpredictable volatility of this market, the perceived need to focus the company's resources on the emerging eWorldHealth and eWorldRewards divisions, and management's determination that a public company should not be involved in this industry, this program was discontinued in December 2004.

The total cash payments made through the program totaled $484,215. The cash proceeds received from the program amounted to $424,215 which resulted in a net loss of $60,000 at December 31, 2004. The program was sold in March 2005.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 16   Business Acquisitions
-------------------------------

On September 6, 2005, the company executed an agreement to acquire a business concept, "Peaceful Feet". The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company's Series B Preferred . Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. No shares were issued pursuant to this Purchase Agreement and it has since been terminated by mutual consent of both parties.

On September 29, 2005, the Company and its former wholly owned subsidiary eWorldMedia executed a consulting agreement for travel services and technologies with Xquisite Enterprises, LLC, a Hawaii company, ("Xquisite"). Pursuant to the terms of the agreement, Xquisite was to offer its services exclusively to eWorldMedia in order to develop travel technology, which technology would be 50/50 co-owned by the Company and Xquisite. Pursuant to this agreement the Company issued 50,000 shares of the Company's Series B Preferred stock to Xquisite as partial compensation. Up to an additional 450,000 shares of Series B Preferred Stock are payable to Xquisite, as further compensation, based upon performance as follows:
180,000 Preferred Shares payable upon launch of a general travel search engine, $180,000 Preferred Shares payable upon launch of a FAM search engine, and 90,000 Preferred Shares payable upon launch of a consolidator search engine. Xquisite has not performed under this agreement and the Company is terminating the agreement and requesting a return of stock and monetary compensation.

On December 31, 2005, Liberty Diversified Holdings, Inc. (the "Company") executed a Stock Purchase Agreement for the acquisition of MCR Printing and Packaging, Corp. with MCR Printing and Packing, Corp., a California corporation, ("MCR") and Mario Ramirez, the 100% stockholder of MCR (collectively, the "Parties"). On January 6, 2006, the Parties executed an Amendment to the Stock Purchase Agreement clarifying the terms of the Stock Purchase Agreement (collectively, the "Agreement"). Pursuant to the terms of the Agreement, Mr. Ramirez delivered 10,000 shares of MCR, representing 100% of the issued and outstanding shares of MCR to the Company. On or before January 21, 2006, the Company has agreed to deliver 800,000 shares of a newly created class of preferred stock, Series D Preferred Stock, subject to the approval by the requisite vote of the Company's shareholders and the effective filing of a Certificate of Designation of Series D Preferred Stock with the Nevada Secretary of State, ("Series D Preferred").

The acquisition price totaled $8,000,000 and was based upon the completion of a formal independent appraisal.

                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 16   Business Acquisitions (Continued)
-------------------------------------------

With the acquisition of MCR, goodwill in the amount of $1,973,060 was recognized. Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment. The Company obtained a third party appraisal of the assets acquired and per the appraisal have stepped-up the fair market value of the fixed assets by $4,778,017. The Company also booked $1,324,773 as intellectual property from the MCR customer lists and their ISO 9001: 2000 Certification.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is based upon management's best estimate of the relative fair values of the identifiable assets acquired and liabilities assumed.

     Total cost of MCR Printing & Packaging Corp                $8,000,000
     Carrying amount of MCR assets                                  75,850
                                                               ------------
        Total cost                                              $8,075,850
                                                               ------------
     Excess of carrying amount:
       Fixed assets                                              4,778,017
       Intellectual property                                     1,324,773
                                                               ------------
       Amount of goodwill                                      $ 1,973,060
                                                               ============

NOTE 17   Litigation
--------------------

On September 16, 2005 Fastlink International, Ltd. filed a complaint against the Company, Henning D. Morales, Ronald C. Touchard and Thoroughbred Entertainment Industries, Inc. alleging fraud, deceit, breach of contract and intentional misrepresentation, among other causes of action regarding investments made in Thoroughbred Entertainment Industries, Inc. The Directors of the Company believe the Company was wrongfully named as a defendant and are in the process of trying to obtain a dismissal of the Company as a defendant in this action. In the alternative, the Company will defend vigorously against the action.

The Company is not aware of any other current, pending or threatened legal proceedings against the Company, its subsidiaries or any of its officers or directors.


                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 18   Going Concern
-----------------------

The Company has had recurring operating losses, has an accumulated deficit, has a negative working capital, and was dependent upon additional financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's revised business model focuses in part on the acquisition and development of viable subsidiaries. Since December 2005, the Company has changed its corporate name and its trading symbol, purchased MCR Printing and Packaging Corporation, divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt and announced the impending launch of Packaging City.

With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations. MCR has cash flows and working capital sufficient to continue operations. However, in order to expand operations the Company has committed to seeking financing in order to raise $3,000,000
for MCR's expansion plans by the end of Fiscal 2006.   Should the Company
not succeed in raising said funds, Mario Ramirez may rescind the Purchase and Sale Agreement.

NOTE 19 - Subsequent Events
---------------------------

The Company changed its business model in January 2006 to focus in part on the acquisition and development of viable subsidiaries. Since December 2005, the Company has changed its corporate name and its trading symbol, purchased MCR Printing and Packaging Corporation, divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt, and announced the impending launch of Packaging City.

Packaging City, Inc. will soon be incorporated as another wholly-owned subsidiary of Liberty Diversified Holdings, Inc. The Packaging City concept encompasses not only MCR's own major expansion plans, but also the conversion of adjacent land into office and manufacturing facilities for related businesses and the establishment of inter-company relations, including joint marketing of all Packaging City companies. Packaging City will provide promotional and marketing services for MCR and other Packaging City companies. This will allow Packaging City to offer its customers a full array of products that are currently unavailable from any other single source. Packaging City will also market commercial, industrial and residential real estate to Packaging City partners and their employees. As part of the transaction, Mr. Henning Morales resigned as an officer and director of Liberty Diversified,Inc.


                     Liberty Diversified Holdings, Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2005

NOTE 19 - Subsequent Events (Continued)
---------------------------------------

The Company's current subsidiaries are MCR Printing and Packaging Corporation ("MCR') and Corporate Media Solutions, Inc. ("CMS"). MCR is the Company's current operating subsidiary and the CMS remains inactive. The Company continues to pursue further acquisitions of companies with established revenues and profits, with solid management teams in place, and that are interested in becoming wholly owned subsidiaries of a large and growing holding company. The Company also owns and/or licenses Internet technologies which are sold/sublicensed to end users and used internally to market the products and services of its subsidiaries.

On March 24, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver 2,000,000 shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $68,345.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B. OTHER INFORMATION

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

Name                Age       Position                      Term(s) of Office
----------------    ------    ---------------------------   ------------------------
Ronald C. Touchard  47        Co-Chairman, CEO, Treasurer   November 2002 to
                                                            the present
Mario Ramirez       46        Co-Chairman , Secretary,      April 2006 to the
                              Acting CFO                    present

Biographies of Officer and Directors
------------------------------------

RONALD C. TOUCHARD has been self-employed since 1980 as an independent representative for different network marketing companies for which he has built sales organizations. He has also been a trainer in the network marketing industry. From May 2001 until December 2001, he was the president and a director of eWorldNet, Inc., an Internet marketing company, and from September 2001 until December 2001, he was President, CEO, and a director of MLM World News Today, Inc., the parent company of eWorldnet, Inc. From December 1998 until July 2000 Mr. Touchard was a director and distributor for PriceNet USA, Inc., a company engaged in marketing Internet shopping malls. PriceNet USA, Inc. filed for bankruptcy under Chapter 11 in November 2001; the court subsequently rejected the filing. Mr. Touchard filed for personal bankruptcy pursuant to Chapter 11 on December 14, 2001. The personal bankruptcy was re-organized and the court dismissed the bankruptcy on December 10, 2002. From December 2001 to March 2006, Mr. Touchard has served as Chief Executive Officer of eWorldMedia, Inc. and its predecessor. From December 2001 to June 2003 Mr. Touchard also served as President of eWorldMedia, Inc. Since November 2002 he has served as a Chief Executive Officer, President and a director of the Company.

MARIO RAMIREZ has served as Co-Chairman of the Company since April 2006. Since June of 1985, he has served as the President and CEO of MCR Printing and Packaging Corp., the Company's newly acquired subsidiary. Concurrently, Mr. Ramirez serves as the President of each of the following companies: Borai International (a Mexican Company), Medical Lite Price (a Mexican Company), and Naftaunited .com (a California corporation.)

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.


LEGAL PROCEEDINGS

On September 16, 2005 Fastlink International, Ltd. filed a complaint against the Company, Henning D. Morales, Ronald C. Touchard and Thoroughbred Entertainment Industries, Inc. alleging fraud, deceit, breach of contract and intentional misrepresentation, among other causes of action regarding investments made in Thoroughbred Entertainment Industries, Inc. The Directors of the Company believe the Company was wrongfully named as a defendant and are in the process of trying to obtain a dismissal of the Company as a defendant in this action. In the alternative, the Company will defend vigorously against the action

CODE OF ETHICS

The Company's Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company. The Code of Ethics is incorporated by reference herein as Exhibit 14.0 and also posted on the Company's website at libertydiversifiedholdings.com.

AUDIT COMMITTEE

The Company currently does not have an audit committee. The company has recently appointed Mario Ramirez as a new director to its board to fill the vacancy created upon the resignation and departure of Mr. Henning Morales. With this recent change, the board will meet to determine the need for such committee and the timing of its establishment.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended the following reports required to be filed pursuant to the 1934 Act with respect to transactions in our Common Stock during our most recent fiscal year ending December 31, 2005 were untimely: Henning D. Morales failed to timely file a Form 4 Statement of Changes in Beneficial Ownership in 2004 and subsequently reported the transaction on Form 5, in 2005, which Form 5 was also untimely filed; Henning Morales also untimely filed a Form 4 in 2005; Ronald C. Touchard failed to timely file a Form 4 Statement of Changes in Beneficial Ownership in 2004 and subsequently reported the transaction on Form 5, in 2005, which Form 5 was also untimely filed; Ronald C. Touchard also untimely filed a Form 4 in 2005; Allen Kimble Failed to file a Form 4 in 2004 reflecting the end of his tenure and reported this change on Form 5 in 2006;.

ITEM 10.  EXECUTIVE COMPENSATION

GENERAL COMPENSATION DISCUSSION

All decisions regarding compensation for the Company's executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual's contributions to the Company's success, any significant changes in role or responsibility, and internal equity of pay relationships.

The Company currently does not compensate its officers and directors for services. However, prior to March 25, 2006, the Company's officers and directors, Ronald C. Touchard and Henning D. Morales (former officer and director), also served as officers and directors of the Company's wholly owned operating subsidiary, eWorldMedia, Inc., and were compensated for their services through eWorldMedia, Inc., accordingly.

Pursuant to the terms of the Purchase and Sale Agreement for the acquisition of MCR Printing and Packing Corp., Mario Ramirez, the Company and MCR also executed an Employment Agreement effective as of January 3, 2006 whereby Mario Ramirez shall receive $25,000 per month as partial compensation to serve as CEO and President of MCR. The Employment Agreement is for a term of 5 years, terminating on December 31, 2010.

The Company and Mario Ramirez also entered into a Stock Performance Agreement whereby Mario Ramirez shall receive a one time grant of 250,000 shares of the Series D Preferred Stock if the total sales revenues of MCR and Packaging City and any other companies that Ramirez brings to the company grow at an average annual rate of 20% or more between January 2, 2006 and December 31, 2010.

Ronald C. Touchard currently receives no compensation for his services as Chief Executive Officer and Treasurer.

Pursuant to the Addendum to the SofCast Agreement, Mike Kolsy, the President of the Company's wholly owned subsidiary CMS, received 100,000 shares of common stock of the Company as compensation for services rendered from July 2005 through March 2006.
Set forth below is a summary of compensation for the Company's officers for the fiscal years ending December 31, 2005, December 31, 2004 and December 31 2003. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.


                         SUMMARY COMPENSATION TABLE

                                                              Secur
                                                             -ities
                                          Other      Restr   Under-               All
                                         Annual     -icted    lying             Other
                                         Compen      Stock  Options     LTIP   Compen
Officer            Salary        Bonus   sation     Awards   /SARSs  Payouts   sation
(1)        Year    ($)(2)          ($)      ($)     ($)(3)      (#)      ($)   ($)(4)
--------   ----  -------- ------------ --------  --------- -------- -------- --------
Ronald C.
Touchard,
CEO,       2005  $145,125  $      -    $     -   $    -          -  $     -   $    -
Director,  2004  $138,000  $      -    $     -   $6,550(5)       -  $     -   $27,202
Treasurer  2003  $138,000  $131,277(6) $     -   $    -          -  $     -   $ 5,823



Henning D.
Morales,
Former ,
Director,
Secretary  2005  $ 97,096  $        -   $    -   $    -          -   $    -   $    -
and Acting 2004  $111,000  $        -   $    -   $5,750(7)       -   $    -   $27,202
CFO        2003  $111,000  $ 89,550(8)  $    -   $    -          -   $    -   $ 5,823

Mario
Ramirez,
Co-
Chairman,
Secretary, 2003       N/A          N/A      N/A        N/A      N/A      N/A      N/A
and Acting 2004       N/A          N/A      N/A        N/A      N/A      N/A      N/A
CFO        2003       N/A          N/A      N/A        N/A      N/A      N/A      N/A


(1) Compensation reported was for service to the Company's former wholly owned subsidiary, eWorldMedia, Inc. Ronald C. Touchard has served as Chief Executive Officer of eWorldMedia, Inc. since January 2002; Henning D Morales has served as President of eWorldMedia, Inc. since June 2003.
(2) Annual salary included cash payments of $1,500 per month and $1,250 per month provided as car allowance for Mr. Touchard and Mr. Henning, respectively, pursuant to their employment agreements with eWorldMedia, Inc.
(3) Restricted stock awards are awards of the Company's common or preferred stock.
(4) This amount represents the cash commissions earned by corporations in which Mr. Touchard and Mr. Morales retain equal ownership interests further described below. See "Certain Relationships and Related Transactions."
(5) This amount represents the non-cash value recorded as compensation for the issuance of 6,550,000 shares of restricted preferred or common stock as a performance bonus pursuant to Mr. Touchard's employment agreement.
(6) This amount includes a one-time, non-reoccurring bonus payout of $125,000 pursuant to Mr. Touchard's employment agreement.
(7) This amount represents the non-cash value recorded as other compensation for the issuance of 5,750,000 restricted preferred and common shares as a performance bonus pursuant to Mr. Morales's employment agreement.
(8) This amount represents a one-time, non-reoccurring bonus payout pursuant to Mr. Morales's employment agreement.
                                     52

EMPLOYMENT AND RELATED AGREEMENTS IN EFFECT PRIOR TO SALE OF EWORLDMEDIA,
INC.

The Company's former wholly owned subsidiary eWorldMedia, Inc. had entered into employment agreements with Ronald C. Touchard and Henning D. Morales. Each of the employment agreements contains confidentiality and non-compete provisions. The agreements for Ronald C. Touchard and Henning D. Morales became effective January 1, 2002. Ronald Touchard's agreement was terminated in March of 2006 with the spin off of eWorldMedia, Inc. Set forth below are brief descriptions of each of the agreements:

eWorldMedia, Inc. entered into a three year full time employment agreement with Mr. Touchard to serve as its Chief Executive Officer. The agreement set an annual base salary of $120,000. Mr. Touchard also received a signing bonus of 1,000,000 shares of the Company's restricted common stock, a term life insurance policy in the amount of $1,000,000, with the beneficiaries to be designated by Mr. Touchard, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. Mr. Touchard was also entitled to receive a liability insurance policy in the amount of $2,000,000. Mr. Touchard was entitled to and earned a one-time cash bonus of $125,000 for gross sales of at least $750,000 generated during a four month period. Mr. Touchard was also entitled to a commission equal to 10% of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. Mr. Touchard also received a car allowance of $1,500 per month, three weeks paid vacation per year, and medical insurance for himself, his spouse, and his dependents.

eWorldMedia, Inc. entered into a three-year full-time employment agreement with Mr. Morales to serve as its President. The agreement set an annual base salary of $96,000. Mr. Morales also received a signing bonus of 750,000 shares of the Company's restricted common stock. Mr. Morales was entitled to a term life insurance policy in the amount of $800,000, with the beneficiaries to be designated by him, subject to, and to the extent that, he is insurable at standard (non-rated) premiums. Mr. Morales was entitled to and earned a one-time cash bonus of $125,000 for recorded gross sales of at least $3,000,000 during a three-month period. Mr. Morales was also entitled to a commission equal to 10% of the net amount of proceeds received for any sublicense granted outside the United States as a direct result of his efforts. Mr. Morales also received a car allowance of $1,250 per month, three weeks of paid vacation each year, and medical insurance for himself, his spouse, and his dependents.

All of eWorldMedia, Inc.'s executive officers and key employees also maintained positions within the its sales organization and placement in the commissioning program. This allowed its executive officers and key employees to receive commissions on sales to help supplement their personal income. These positions were outside the scope of any employment agreements and have the potential to generate perpetual residual income depending on the successful sales activity within their down line organizations.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of outstanding common stock and voting Series A Convertible Preferred Stock and Series D Convertible Preferred Stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each other person who is known by us to own beneficially more than 5% of our common stock, Series A Preferred stock or Series D Preferred stock based upon 21,932,213 issued and outstanding common shares, 10,900,000 issued and outstanding Series A Convertible Preferred shares and 800,000 outstanding Series D Convertible Preferred shares.


                                          COMMON STOCK            PREFERRED STOCK
         NAME AND ADDRESS            BENEFICIALLY OWNED         BENEFICIALLY OWNED
           OF BENEFICIAL          ----------------------    -------------------------
            OWNER (1)                    NUMBER  PERCENT     NUMBER (Series)  PERCENT
--------------------------------- -------------  -------    ----------------  -------
Ronald C. Touchard,*+
CEO, President Treasurer                                    2,800,000 (A)(3)   25.6%
and Co-Chairman                   3,203,500 (2)    14.6%    8,100,000 (A)(4)   74.3%
--------------------------------- -------------  -------    ----------------  -------
Mario Ramirez*+
Co-Chairman                       2,950,000        13.5%      800,000 (D)       100%
--------------------------------- -------------  -------    ----------------  -------
All officers and directors as a       6,153,500    28.1%       10,900,000(A)    100%
group (2 persons)                                                800,000 (D)    100%
--------------------------------- -------------  -------    ----------------  -------
Henning D. Morales
1800 Century Park East 6th Floor,
Century City, Ca 90067                2,903,500    12.7%
--------------------------------- -------------  -------    ----------------  -------
Elizabeth Corona*
101 N. Riverside Drive, #203,
Pampano Beach, FL  33062                                       1,600,000 (A)    14.7%
--------------------------------- -------------  -------    ----------------  -------
First Reserve* Corporation
29 Las Casa Drive,
San Rafael, CA  94901                                          3,050,000 (A)    28.0%
--------------------------------- -------------  -------    ----------------  -------
Robert Fletcher*
101 N. Riverside Drive, #203,
Pampano Beach, FL  33062              1,600,000     7.3%
--------------------------------- -------------  -------    ----------------  -------
Jennifer E Combs*
15272 Yorkshire Lane
Huntington Beach, CA 92647            1,900,000     8.7%
--------------------------------- -------------  -------    ----------------  -------
Allen Kimble*
49 Parrell Avenue
Foothill Ranch, CA 92610              1,200,000     6.4%          400,000(A)     3.7%
--------------------------------- -------------  -------    ----------------  -------

* 5% or greater beneficial owner of a class of the Company's voting securities. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

+ Ronald C. Touchard and Mario Ramirez entered into a Voting Agreement, dated as of April 3, 2006, whereby, in consideration of Mario Ramirez consummating the Amendment and for as long as Ronald C. Touchard has the power to vote at least 50% of the shares eligible to vote of the Company, the parties agreed as follows: in order to act in the best interests of the Company, its subsidiary MCR Packaging and Printing Corp., and its other subsidiaries, the parties shall vote together, in unison, with regards to all shares which they have the power to vote, whether through direct ownership or by proxy with regards to all matters which may require a shareholder vote of the Company. Should the parties disagree as to their vote, both parties shall be required to abstain from voting any of the shares which they have the power to vote.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia with Henning
D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,0000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts ad liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $68,345.

In May 2004, pursuant to a written promissory note, Danilo Morales, the father of Henning Morales, a former officer and director of both the Company and its former wholly owned subsidiary, eWorldMedia, Inc., loaned eWorldMedia, Inc. $20,000. The note was satisfied through payment of 133,333 shares of the Company's Series A Preferred stock on October 25, 2005. Henning Morales is currently a 15% beneficial owner of the Company's common stock.

In February 2005, pursuant to a written promissory note, Tori Smith, the sister-in-law of Ronald Touchard, an officer and director of both the Company and its former wholly owned subsidiary, eWorldMedia, Inc., loaned eWorldMedia, Inc. $80,000. The note was due in May of 2005 but was extended indefinitely for consideration of 150,000 shares of the Company's Series B Preferred stock.

The Company currently occupies a portion of office space leased and occupied by MCR in Orange, California. Liberty does not pay rent to MCR. The fair market value of the rent for the premises occupied by Liberty is approximately $1,000 per month.

The business premises in Tecate, Mexico are owned by a separate entity controlled by Mario Ramirez, the Company's director and Co-Chairman and MCR's President, and are leased to MCR and the Company at a reasonable fair market rate based on $.42/sq.ft.

ITEM 13.   EXHIBITS


Exhibit
Number      Description
--------    -----------

3.1         Articles of Incorporation of Maxum Development Inc., filed
            September 21, 1999.
3.2         Articles of Amendment to Articles of Incorporation filed June
            7, 2000.
3.3         Articles of Amendment to Articles of Incorporation filed
            December 5, 2000. Articles of Amendment to Articles of
            Incorporation of Maxim Development, Inc. filed August  30,
            2001.
3.5         Articles of Amendment to the Articles of Incorporation of
            Tropical Leisure Resorts, Inc. filed November 1, 2002.
3.6         Certificate of Amendment to the Articles of Incorporation
            filed October 4, 2004.
3.7         Certificate of Amendment to the Articles of Incorporation
            filed January 5, 2006.
3.8         Certificate of Designation for the Series A Preferred Stock.
3.9         Certificate of Designation for the Series B Preferred Stock.
3.10        Certificate of Designation for the Series D Preferred Stock,
            filed herewith.
3.11        Bylaws of Tropical Leisure Resorts, Inc.
9.1         Voting Agreement between Ronald C. Touchard and Mario Ramirez dated April 3, 2006.
10.1        Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia,
            Inc.
10.2        Stock Purchase Agreement for the acquisition of MCR Printing and Packaging, Corp. between the Company, MCR and Mario
            Ramirez dated December 31, 2005.
10.3        Amendment to Stock Purchase Agreement for the acquisition of
            MCR dated January 6, 2006.
10.4        Amendment No. 2 to the Stock Purchase Agreement for the
            acquisition of MCR dated April 3, 2006.
10.5        Purchase and Sale Agreement for the sale of eWorldMedia, Inc between the Company and Henning Morales dated March 25, 2006.
10.6        Termination and Release dated April 7, 2006 between the
            Company and Craig Williams, filed herewith.
10.7        Purchase Agreement between the Company and Craig Williams for the acquisition of Peaceful Feet Shoeshine Inc. dated
            September 6, 2005 filed herewith.
10.8        Non-Programming Technology Licensing Agreement with SofCast,
            Inc. and Mike Kolsy dated July 21, 2005 filed herewith.
10.9        Addendum to Agreement with SofCast and Mike Kolsy, filed
            herewith.
10.10       Consulting Agreement between the Company and Xquisite
            Enterprises, LLC date September 29, 2005 filed herewith.
10.11       Employment Agreement between the Company, MCR and Mario
            Ramirez dated January 3, 2006 filed herewith.
10.12       Stock Performance Agreement between the Company, MCR and Mario
            Ramirez dated January 3, 2006 filed herewith.
10.13       Form of Irrevocable Proxy, filed herewith.
10.14       Office Lease Agreement, Tecate, Mexico facility, filed
            herewith.
10.15       Office Lease Agreement, Orange, California, filed herewith.
14          Code of Ethics.

21          Subsidiaries, filed herewith.
31.1        Certification of Ronald C. Touchard, Chief  Executive Officer
            of Liberty Diversified Holdings, Inc., pursuant to 18 U.S.C.
            Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-
            Oxley Act of 2002.
31.2        Certification of Mario Ramirez, Acting Chief Financial Officer
            of Liberty Diversified Holdings, Inc., pursuant to 18 U.S.C.
            Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-
            Oxley Act of 2002.
32.1        Certification of Ronald C. Touchard, Chief Executive Officer
            of Liberty Diversified Holdings, Inc., and Mario Ramirez,
            Acting Chief Financial Officer of Liberty Diversified
            Holdings, Inc., as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants ("Chisholm")

Chisholm was our independent auditor and examined our financial statements for the fiscal years ending December 31, 2004 and December 31, 2005. Chisholm performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2004 and December 31, 2005.

We did not engage a tax advisor for the fiscal year ending December 31, 2005.

AUDIT FEES

Chisholm was paid aggregate fees of approximately $27,000 for the fiscal year ended December 31, 2004 and approximately $43,000 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT RELATED FEES

Chisholm was not paid additional fees for the fiscal years December 31, 2004 or December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements. The company did however pay nominal fees to Chisholm for Edgaring reports filed with the commission.

TAX FEES

None.

ALL OTHER FEES

None.

AUDIT COMMITTEE

The Company currently has no audit committee. The company has recently appointed Mario Ramirez as a new director to its board to fill the vacancy created upon the resignation and departure of Mr. Henning Morales. With this recent change, the board will meet to determine the need for such committee and the timing of its establishment.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

Liberty Diversified  holdings, Inc.

Dated: May 17, 2006           /s/ Ronald C. Touchard
                              -----------------------------------
                              By: Ronald C. Touchard
                              Chief Executive Officer,
                              Co-Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date
--------------------------    -----------------------------   -----------
/s/ Ronald C. Touchard        Co-Chairman of the Board,       May 17,2006
--------------------------    Chief Executive Officer
Ronald C. Touchard


/s/ Mario Ramirez             Co-Chairman of the Board        May 17, 2006
-------------------------     Secretary, Acting Chief
Mario Ramirez                 Financial Officer