Form 10QSB
period 2006-03-31
LIBERTY DIVERSIFIED HOLDINGS INC
filed 2006-06-14
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

|_|  Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act

                     Commission File Number 000-254888


                     Liberty Diversified Holdings, Inc.
     (Exact name of small business issuer as specified in its charter)


     Nevada                                                 04-2392188
(State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)


2100 West Orangewood Avenue, Suite 220
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

The number of shares issued and outstanding of registrant's common stock, par value $.001 as of June 14, 2006 was 24,485,213.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]












                    LIBERTY DIVERSIFIED HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
        Condensed Balance Sheet at March 31, 2006. . . . . . . . . . . .4


        Condensed Statements of Operations for the
          three months ended March 31, 2006 and 2005 . . . . . . . . . .5

        Condensed Statements of Cash Flows for the three
          months ended March 31, 2006 and 2005 . . . . . . . . . . . . .6

        Notes to the Condensed Financial Statements. . . . . . . . . . .7



Item 2. Management's Discussion and Analysis or Plan of Operation. . . 15

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 17


PART II. Other Information

        Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . 18

        Item 2: Unregistered Sales of Equity Securities
           and Use of Proceeds . . . . . . . . . . . . . . . . . . . . 18

        Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . 19


        Item 4: Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . . . . . 19


        Item 5. Other Information. . . . . . . . . . . . . . . . . . . 19

        Item 6. Exhibits and Reports . . . . . . . . . . . . . . . . . 19

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 20


PART I - FINANCIAL INFORMATION

Forward Looking Statements

The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend these statements to be subject to the safe-harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; (3) our ability to successfully penetrate the Internet advertising market; (4) growth expectations for new accounts; and (5) our target business model. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include but are not limited to: (1) market acceptance of our products; (2) our ability to establish and expand direct and indirect distribution channels; (3) our ability to attract and retain customers in the printing and packaging community;
(4) the level of product technology and price competition; (5) the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; and (6) other factors detailed in our filings with the Security and Exchange Commission.

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

Item 1. Financial Statements.

The following condensed financial statements of Liberty Diversified Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.



                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2006
                                (unaudited)

                                   ASSETS
                                  -------
Current Assets:
 Cash                                                           $   63,328
 Accounts receivable, net                                          691,335
 Inventory                                                         554,137
 Other receivables                                                   5,000
                                                               ------------
Total current assets                                             1,313,800

 Furniture & equipment, net                                      5,532,592
                                                               ------------
Other assets
 Intellectual property, net                                      1,258,534
 Goodwill                                                        1,973,060
                                                               ------------
Total other assets                                               3,231,594
                                                               ------------
TOTAL ASSETS                                                   $10,077,986
                                                               ============
                    LIABILITIES AND SHAREHOLDER'S EQUITY
                    ------------------------------------

Current liabilities
 Accounts payable                                              $   305,994
 Accrued expenses                                                   14,450
 Notes payable - current                                           959,554
                                                               ------------
   Total current liabilities                                     1,279,998

Long-term liabilities
 Notes payable                                                   1,159,774
                                                               ------------
   Total long-term liabilities                                   1,159,774
                                                               ------------
Total liabilities                                                2,439,772

Commitments                                                            -

Stockholders' equity
 Series A convertible preferred stock
  20,000,000 shares authorized, $0.001 par value,
  11,050,000 shares issued and outstanding                          11,050
 Series B convertible preferred stock
  30,000,000 shares authorized, $0.001 par value
  13,933,134 shares issued and outstanding                          13,933
 Series C convertible voting preferred stock
  20,000,000 shares authorized, $0.001 par value
  zero shares issued and outstanding                                   -
 Series D convertible preferred stock
  20,000,000 shares authorized, $0.001 par value
  800,000 shares issued and outstanding                                800
 Common stock
  100,000,000 shares authorized, $0.001 par value
  20,462,000 shares issued and outstanding                          20,462
 Additional paid-in-capital                                      7,656,850
 Accumulated earnings (deficit)                                   (104,564)
 Other Comprehensive Income (Loss)                                  39,683
                                                               ------------
   Total stockholders' equity                                    7,638,214
                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $10,077,986
                                                               ============


 The accompanying notes are an integral part of these financial statements
                                     4

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the three months ended
                                                          March 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (unaudited)   (unaudited)

Sales revenue, net                                $1,085,299   $   262,350

Cost of goods sold                                   933,564        32,899
                                                 ------------  ------------
Gross profit                                         151,735       229,451

Selling, general and administrative expenses
 Amortization and depreciation                        77,196        30,073
 Professional & consulting fees                      692,678       186,947
 Salaries and wages                                  105,733       231,995
 General & administrative                            243,221       273,968
                                                 ------------  ------------
Total selling, general & administrative expenses   1,118,828       722,983

Total income (loss) from operations                 (967,093)     (493,532)

Other income & expenses:
 Gain on sale of eWorldMedia, Inc.                 1,067,077           -
 Sale of thoroughbred wagering system                    -         500,000
 Other income                                         22,654           -
 Interest expense                                   (123,050)      (13,066)
 Income (loss) before income tax                        (412)       (6,598)
 Income tax                                          (14,450)          -
                                                 ------------  ------------
   Net income (loss)                             $   (14,862)  $    (6,598)
                                                 ============  ============
(Loss) per common share                          $     (0.01)  $     (0.45)
                                                 ============  ============
Weighted average outstanding shares,
 retroactively restated                            2,171,928        14,636
                                                 ============  ============

A summary of the components of other comprehensive income (loss) for the period ended March 31, 2006 and 2005 is as follows:

                                                             March 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (unaudited)   (unaudited)
Net income (loss)                                $   (14,862)  $    (6,598)
Foreign currency translation income (loss)            (6,321)            -
                                                 ------------  ------------
Comprehensive income (loss)                      $   (21,183)  $    (6,598)
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements
                                     5

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS

                                                          For the three months ended
                                                                    March 31,
                                                               2006          2005
                                                           ------------  ------------
                                                            (unaudited)   (unaudited)
Cash Flows From Operating Activities
 Net income (loss)                                         $   (14,862)  $    (6,598)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities;
  (Gain) on sale of subsidiary                              (1,067,077)          -
  Depreciation and amortization                                360,780        30,073
  Stock issued for services                                    676,775       194,473
  (Increase) decrease in accounts receivable                  (118,834)      (79,025)
  (Increase) decrease in inventory                              47,500           -
  (Increase) decrease in notes receivable                          -        (455,000)
  Increase (decrease) in commissions payable                       -          20,545
  Increase (decrease) in accrued expenses                       41,736       (92,467)
  Increase (decrease) in interest on notes payable              54,510        11,566
  Increase (decrease) in accounts payable                     (102,103)      (57,846)
                                                           ------------  ------------
   Net cash provided by operating activities                  (121,575)     (434,279)

Cash Flows From Investing Activities
 Proceeds from sale of eWorldMedia, Inc.                        50,000           -
                                                           ------------  ------------
   Net cash provided by investing activities                    50,000           -

Cash Flows From Financing Activities
 Payments made on notes payable                                (67,088)      162,000
 Proceeds from exercise of stock options                        30,000
 Net cash provided by financing activities                         -         265,540
                                                           ------------  ------------
                                                               (37,088)      427,540

  Effect on exchange rate changes on cash                       (6,321)          -

  Net increase (decrease) in cash during the period           (114,984)       (6,739)

  Cash, beginning of the period                                178,312        14,412
                                                           ------------  ------------
  Cash, end of the period                                  $    63,328   $     7,673
                                                           ============  ============

Supplemental cash flow information
 Interest                                                  $    33,925   $    11,566
 Income taxes                                              $       -     $       -

Non-cash investing and financing activities
 Stock issued for services                                 $   609,275   $   194,473
 Stock issued for interest on loans                        $    67,500   $       -

 The accompanying notes are an integral part of these financial statements
                                     6

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

1.   General

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

On January 6, 2006, the Company changed its corporate name and its trading symbol to Liberty Diversified Holdings, Inc. (LDHI) and changed its business model to focus in part on the acquisition and development of viable subsidiaries.

From December 31 through December 30, 2005, eWorldMedia, Inc. was the Company's only active subsidiary. eWorldMedia, Inc. was established to market and distribute products and services for Internet advertising. eWorldMedia, Inc. offers Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. eWorldMedia, Inc.'s Internet-based business solutions include a variety of products that allow subscribers to enhance their electronic business applications. On March 25, 2006 eWorldMedia, Inc. was sold outright to Henning D. Morales, an officer, director and shareholder of the Company.

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

2.   Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of its operations and its cash flows for the three month period ended March 31, 2006 and 2005. The financial statements as of March 31, 2006 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Company has not adopted any significant new accounting policies during the three-month period ended March 31, 2006.

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

1.   General (continued)

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

Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period.

                                                 For the Three Months ended
                                                          March 31,
                                                    2006           2005
                                                ------------   ------------
     Basic earnings per Share:
      Income (Loss) (numerator)                 $   (14,862)   $    (6,598)
      Shares (Denominator)                        2,171,928         14,363
                                                ------------   ------------
       Loss Per Share                           $     (0.01)   $     (0.45)
                                                ============   ============

GOODWILL AND INTANGIBLE ASSETS

The Company has adopted Statement of Financial Accounting Standard No. 142 ("SFAS142"), "Goodwill and Other Intangible Assets". As required, the Company identifies in its reporting units the amounts of intangible assets and other assets and liabilities allocated to those reporting units. SFAS 142 addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The statement provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (v) intangible assets with finite lives will be amortized over their useful lives.

The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. Total cost incurred for this acquisition was $8,000,000 which included the intangible asset relating to intellectual property valued at $1,324,773 and goodwill valued at $1,973,060.

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

1.   General (continued)

The goodwill has an indefinite-life and will be tested for impairment at least annually as provided by SFAS 142. The intellectual property is deemed to have a definite life span and is being amortized over a 5 year period using the straight-line method of amortization.


The cost and associated amortization of the intellectual property rights are as follows;

                                             Amortization           Accumulated
                    3-31-06   12-31-05          Expense            Amortization
Assets               Cost       Cost       2006        2005       2006       2005
----------------  ---------- ---------- ----------  ---------- ---------- ----------
Intellectual
  Property        $1,324,773 $1,324,773 $   66,239  $    -     $  66,239  $   -
                  ---------- ---------- ----------  ---------- ---------- ----------
Total             $1,324,773 $1,324,773 $   66,239  $   -      $  66,239  $   -
                  ========== ========== ==========  ========== ========== ==========

Foreign Currency Translation

The foreign currency translation adjustment is the result of the fluctuation in the conversion rate of the Mexican Peso. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included as a separate component of shareholder's equity.


3.   Litigation

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


4. Notes Payable

Comerica Bank - California has provided a line of credit for $750,000, with interest payable at the bank's base lending rate, plus 1.5%. This line of credit is secured with the assets of the Company. The unpaid principal balance as of this balance sheet date is $700,000.

Additionally, the bank has provided a $70,000 term loan which was used to buy equipment in 2003. This credit facility is payable monthly at $1,356 including interest, at an annual rate prime rate plus 2.00% and is secured with selected equipment. The unpaid balance as of this balance sheet date is $34,733.

Furthermore, the bank has provided a $1,200,000 equipment loan for a production plant in Tecate, Mexico. This credit facility is payable monthly at $23,383 including interest at a rate of 6.13% and secured with selected company assets. The unpaid balance as of this balance sheet date is $802,010.

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

4. Notes Payable (continued)

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

A installment loan with Toyota Motor Credit for transportation equipment bears an interest rate of 6.95% and is secured by such vehicle has an unpaid balance of $22,585 as of this balance sheet date.

5. Stockholder's Equity

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

During the three month period ended March 31, 2006 we converted 6,750,000 shares of this series stock into 6,750,000 shares of common stock on a one-for-one basis. During March 2006 we also received back, and cancelled 2,000,000 shares of Series A preferred stock as part of the sale of our wholly owned subsidiary, eWorldMedia, Inc. to a shareholder and former director of the company.

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


                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

5. Stockholder's Equity (continued)

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

During the three month period ended March 31, 2006 we issued an additional 1,725,431 shares of this restricted series of preferred stock as performance based incentives and for interest payments on notes payable. We also converted 5,788,000 shares of this series stock into 5,788,000 shares of common stock on a one-for-one basis.

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

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

5. Stockholder's Equity (continued)

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

During the three month period ended March 31, 2006 we converted 29,000 shares of this series stock into 5,800,000 shares of common stock on a one-for-two hundred share basis. During the quarter, we also filed with the state of Nevada, notice of cancellation of this series of stock and as such we purchased back from existing shareholders 5,771,000 shares that were issued and outstanding for a total purchase price of $5,771.

The following table summarizes the preferred shares outstanding at March
31, 2006.

                                                     Annual
                      Total Series      Stated    Dividends               Conversion
                       Outstanding       Value       Voting        Rate         Rate
                      -------------  ----------   ----------  ----------   ----------
   Series A             11,050,000   $  11,050          Yes        None       1 to 1
   Series B             13,933,134      13,933           No        None       1 to 1
   Series C                      -           -            -           -            -
   Series D                800,000         800           No        None   (see below)

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

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

5. Stockholder's Equity (continued)

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

Common Stock
------------

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

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

5. Stockholder's Equity (continued)

In lieu of any fractional shares to which the Company's stockholders may have been entitled as a result of the Reverse Split, the Company paid cash equal to such fraction multiplied by the average of the high and low trading prices of the Company's common stock on the OTCBB during regular trading hours for the five trading days immediately preceding the effectiveness of the Reverse Split.

COMMON STOCK - REGULATION D, RULE 506 OFFERING

During the three-month period ended March 31, 2006 we sold 60,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $30,000.

COMMON STOCK CONVERSIONS

During the three month period ended March 31, 2006 we issued a total of 18,338,000 shares of common stock upon the conversion of 6,750,000 shares of Preferred Series A, 5,788,000 shares of Preferred Series B and 5,800,000 shares of Preferred C, as referred to above.

COMMON STOCK ISSUED FOR PERFORMANCE BONUSES

During the three-month period ended March 31, 2006; we issued restricted common stock totaling 2,000,000 shares as performance bonuses to key employees of our wholly owned subsidiary, MCR Printing and Packaging. The non-cash compensation expense associated with these issuances totaled $240,000. The shares were issued in accordance with Section 4(2), and/or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

6. Termination of Purchase Agreement of Peaceful Feet

The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company's Series B Preferred . Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. The agreement was not fully consummated and upon mutual release and satisfaction of both parties the Purchase Agreement was terminated no shares issued.

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
            Notes to Condensed Financial Statements (Unaudited)
                               March 31, 2006

7.   Business Dispositions


On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of 100% of the Company's wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia, Inc. along with the net assets and formally resigned as officer and director of Liberty Diversified Holdings, Inc. However, he remains a shareholder of the company. Most of the shareholders of the common stock of eWorldMedia, Inc. continued to be shareholders of Liberty Diversified Holdings, Inc.

Mr. Morales assumed the negative cash accounts of $(5,988) and received net fixed assets and intangible assets valued at $34,869 and $10,382, respectively. He also assumed $(893,707) in vendor payables and accrued expenses $(605,726) in notes payable, $(88,435) in accrued interest payable, paid-in capital of $11,071,326 and an accumulated deficit of $(11,604,854). In exchange for the above, Mr. Morales tendered $50,000 cash
and 2,000,000 shares of Preferred   Series A Stock valued at $240,000. This
resulted in a gain on the sale of the subsidiary of $1,067,077 for Liberty Diversified Holdings, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company's business model focuses in part on the acquisition and development of viable subsidiaries. Since December 31, 2005, the Company has changed its corporate name and its trading symbol, purchased MCR Printing and Packaging Corporation, divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt and announced the impending launch of Packaging City. With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations. MCR's business entails printing and packaging services and products for resale. MCR has cash flows and working capital sufficient to continue operations.

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

RESULTS OF OPERATIONS

NET REVENUES

Total sales revenues were $1,085,299 and $262,350 for the three months ended March 31, 2006 and 2005 respectively. Net revenues increased by $822,949 for the quarter ended March 31, 2006 as a result of first full quarter of financial reporting of MCR.

COST OF REVENUES

The costs of revenue for the first quarter of 2006 are associated with the acquisition costs and manufacturing cost of packaging inventories. The costs of revenues for the same period in 2005 were associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $933,564 and $32,899 for the three months ended March 31, 2006 and 2005, representing approximately 86.0% and 12.5% of total revenues, respectively.

GROSS MARGIN

Our gross margin as a percentage of net sales for the three-month period ended March 31, 2006 was 14.0% compared to 87.5% for the three-month period ended March 31, 2005. The higher gross margin for 2005 was the result of minimal sales activity for the Internet sales and marketing operation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses were $1,118,828 and $722,983 for the three months ended March 31, 2006 and 2005, respectively.

During the three-month period ended March 31, 2006, we incurred $1,118,828 in selling, general and administrative expenses, of which $692,678 was associated with professional and consulting fees, which included $609,275 in non-cash expenses associated to the issuances of common stock for performance bonuses, $105,733 was associated with salary and wages, $17,365 was associated with commissions paid to the sales force, $10,957 was related to amortization and depreciation, and $31,459 was related to rent costs. These costs for the first quarter of 2006 were $395,845 higher than the $722,983 in selling, general and administrative expenses incurred during the three-month period ended March 31, 2005. The expenses for the first quarter of 2005 included $150,250 paid as consulting fees, $231,995 paid as salary and wages $109,684 paid as sales commissions, $30,073 was related to amortization and depreciation, $36,697 was related to professional legal and accounting fees, and $33,193 was related to rent costs.

The overall increase in costs for the three months ended March 31, 2006 compared to the same period in 2005 was mainly attributable to the first full quarter of financial reporting for the company's new wholly owned subsidiary, MCR Printing and Packaging.

OTHER INCOME ITEM

Included in the Statement of Operations for the three months ended March 31, 2006 is the one-time gain recognized for the sale of the Company's network marketing subsidiary. On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia and the net assets.

NET LOSS.

Our net loss for the three-month period ended March 31, 2006 was $(14,862) compared with net loss of $(6,598) for the three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, net loss per common share, basic and diluted, was $(0.0068) per share. For the three-month period ended March 31, 2005, net loss per common share, basic and diluted, was $(0.45) per share. The significant increase in positive earning per share for the three months ended March 31, 2006 was the direct result of the operations of MCR and its historical positive earnings performance.

LIQUIDITY AND CAPITAL RESOURCES

With the spin off of eWorldMedia, Inc. the Company no longer needs additional financing to continue operations. MCR has cash flows and working capital sufficient to continue operations. However, in order to expand operations the Company has committed to seeking financing in order to raise $3,000,000 for MCR's expansion plans by the end of Fiscal 2006.

Net cash used by operating activities of $(121,575) for the three months ended March 31, 2006 included a net loss of $(14,862) which was adjusted for the gain on the sale of subsidiary of $(1,067,077) and increased mainly by the common stock that was issued for services and loan interest for $676,775, the increase in accounts receivable for $(118,834) and depreciation costs of $360,780 offset somewhat by the decrease in inventory for $47,500, the increase in accrued expenses of $41,736, the decrease in accounts payable of $(102,103) and interest on notes payable of $54,510. Net cash used by operating activities of $(434,279) for the three months ended March 31, 2005 included a net loss of $(6,598), offset by the issuance of common stock for services of $194,473 and an increase in notes receivable of $455,000.

Net cash provided by investing activities of $50,000 for the three months ended March 31, 2006 included the cash payment related to the sale of subsidiary, eWorldMedia, Inc. The company did not experience any net cash used by investing activities for the three months ended March 31, 2005.

Net cash used by financing activities of $(37,088) for the three months ended March 31, 2006 included the payment of $(67,088) on notes payable offset by $30,000 received from the sale of common stock through our private offering. Cash provided by financing activities of $427,540 for the three months ended March 31, 2005 was attributable to the exercise of stock options by our employees, issuance of preferred stock through our private offering and short term borrowings.

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

ITEM 3.CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company's management, including its principal executive officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, the Company's principal executive officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b) Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK - REGULATION D, RULE 506 OFFERING

During the three-month period ended March 31, 2006 we sold 60,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $30,000.

COMMON STOCK CONVERSIONS

During the three month period ended March 31, 2006 we issued a total of 18,338,000 shares of common stock upon the conversion of 6,750,000 shares of Preferred Series A, 5,788,000 shares of Preferred Series B and 5,800,000 shares of Preferred C, as referred to above.

COMMON STOCK ISSUED FOR PERFORMANCE BONUSES

During the three-month period ended March 31, 2006; we issued restricted common stock totaling 2,000,000 shares as performance bonuses to key employees of our wholly owned subsidiary, MCR Printing and Packaging. The non-cash compensation expense associated with these issuances totaled $240,000. The shares were issued in accordance with Section 4(2), and/or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

PREFERRED - SERIES B STOCK ISSUED FOR PERFORMANCE BONUSES AND LOAN INTEREST

During the three month period ended March 31, 2006 we issued an additional 1,725,431 shares of this restricted series of preferred stock as performance based incentives and for interest on notes payable. The non-cash compensation expense associated with these issuances totaled $676,775. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS  [MUST RE-INSERT EXHIBIT LIST THAT I HAD GIVEN YOU-   THIS
IS required]

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




                                   Liberty Diversified Holdings, Inc.
                                   (Registrant)



Date: June 5, 2006                 /S/ Ronald C. Touchard
                                   -------------------------------------
                                       Ronald C. Touchard



Date: June 5, 2006                 /S/ Mario Ramirez
                                   -------------------------------------
                                       Mario Ramirez
                                       Chief Executive Officer
                                       Acting Chief Financial Officer




