Form 10QSB
period 2006-06-30
LIBERTY DIVERSIFIED HOLDINGS INC
filed 2006-08-22
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

|_|  Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act

                     Commission File Number 000-254888


                     Liberty Diversified Holdings, Inc.
     (Exact name of small business issuer as specified in its charter)


     Nevada                                                 04-2392188
(State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                      Identification No.)


2100 West Orangewood Avenue, Suite 220
          Orange, California                                        92868
(Address of principal executive offices)                         (Zip Code)


                 Issuer's Telephone Number: (949) 376-4846

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No   [ ]


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of August 21, 2006 was 28,219,213.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X ]















                    LIBERTY DIVERSIFIED HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):

Condensed Balance Sheet at June 30, 2006                                  4

Condensed Statements of Operations for the
six months ended June  30, 2006 and 2005                                  5

Condensed Statements of Cash Flows for the six
months ended  June 30, 2006 and 2005                                      6

Notes to the Condensed Financial Statements                               7

Item 2. Management's Discussion and Analysis or Plan of Operation        11

Item 3. Controls and Procedures                                          14

PART II. Other Information

Item 1. Legal Proceedings                                                14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds      14

Item 3. Defaults Upon Senior Securities                                  15

Item 4: Submission of Matters to a Vote of Security Holders              15

Item 5. Other Information                                                15

Item 6. Exhibits and Reports                                             15

Signatures                                                               16


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


ITEM 1. FINANCIAL STATEMENTS.

The following condensed financial statements of Liberty Diversified Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.




                                     3


                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                    Formerly eWorldMedia Holdings, Inc.
                         CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2006
                                (unaudited)

                                   ASSETS
                                  -------
Current Assets:
 Cash                                                          $    44,910
 Accounts receivable, net                                          632,718
 Inventory                                                         615,095
                                                               ------------
   Total current assets                                          1,292,723

   Furniture & equipment, net                                    5,184,008

Other assets
 Intellectual property, net                                      1,192,295
 Goodwill                                                        1,973,060
                                                               ------------
   Total other assets                                            3,165,355
                                                               ------------
   TOTAL ASSETS                                                $ 9,642,086
                                                               ============
                    LIABILITIES AND SHAREHOLDER'S EQUITY
                    ------------------------------------
Current liabilities
 Accounts payable                                              $   290,634
 Accrued expenses                                                   28,175
 Notes payable - current                                           963,313
                                                               ------------
   Total current liabilities                                     1,282,122

Long-term liabilities
 Notes payable                                                   1,092,786
                                                               ------------
   Total long-term liabilities                                   1,092,786
                                                               ------------
   Total liabilities                                             2,374,908

Commitments

Stockholders' equity
 Series A convertible preferred stock
  20,000,000 shares authorized, $0.001 par value,
  11,050,000 shares issued and outstanding                          11,050
 Series B convertible preferred stock
  30,000,000 shares authorized, $0.001 par value
  13,933,134 shares issued and outstanding                          13,933
 Series C convertible voting preferred stock
  20,000,00 shares authorized, $0.001 par value
  zero shares issued and outstanding                                     -
 Series D convertible preferred stock
  20,000,000 shares authorized, $0.001 par value
  800,000 shares issued and outstanding                                800
 Common stock
  100,000,000 shares authorized, $0.001 par value
  20,462,000 shares issued and outstanding                          20,462
 Additional paid-in-capital                                      7,656,850
 Accumulated earnings (deficit)                                   (468,350)
 Other Comprehensive Income (Loss) - Foreign
  Currency Translation                                              32,433
                                                               ------------
   Total stockholders' equity                                    7,267,178
                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,642,086
                                                               ============



 The accompanying notes are an integral part of these financial statements
                                     4

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                    Formerly eWorldMedia Holdings, Inc.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  For the Three Months       For the Six Months
                                       Ended June 30             Ended June 30
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
Sales revenue, net              $1,127,093   $     6,863   $ 2,212,392   $   269,214

Cost of goods sold                 771,743         7,024     1,705,307        39,923
                               ------------  ------------  ------------  ------------
Gross profit                       355,350          (161)      507,085       229,291

Selling, general and
administrative expenses
 Amortization and depreciation     362,133        30,073       439,329        60,146
 Professional & consulting fees      6,309        72,785       698,987       276,712
 Salaries and wages                102,977       111,881       208,710       351,563
 General & administrative          175,900       221,976       419,121       471,278
                               ------------  ------------  ------------  ------------
   Total selling, general &
   administrative expenses         647,319       436,715     1,766,147     1,159,699

   Total income (loss) from
   operations                     (291,969)     (436,876)   (1,259,062)     (930,408)

Other income & expenses:
 Gain on sale of eWorldMedia,
  Inc.                                   -             -     1,067,077             -
 Sale of thoroughbred wagering
  system                                 -             -             -       500,000
 Other income/Expense                7,927        (7,927)       30,581        (7,927)
 Interest expense                  (42,974)      (11,601)     (166,024)      (24,667)
                               ------------  ------------  ------------  ------------
Income (loss) before income tax   (327,016)     (456,404)     (327,428)     (463,002)
Income tax                         (15,325)            -       (29,775)            -
                               ------------  ------------  ------------  ------------
Net Income (Loss)              $  (342,341)  $  (456,404)  $  (357,203)  $  (463,002)
                               ============  ============  ============  ============
(Loss) per Common Share        $     (0.02)  $    (15.47)  $     (0.03)  $    (23.44)
                               ============  ============  ============  ============

Weighted Average
 Outstanding Shares,
 retroactively restated         20,493,895        29,500    11,383,525        19,750
                               ============  ============  ============  ============









 The accompanying notes are an integral part of these financial statements.
                                     5

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                    Formerly eWorldMedia Holdings, Inc.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 For the Six Months
                                                                 Ended June 30,
                                                               2006          2005
                                                           ------------  ------------
Cash Flows From Operating Activities
 Net Income (Loss)                                         $  (357,203)  $  (463,002)
 Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by Operating Activities;
  Gain on Sale of Subsidiary                                (1,067,077)
  Depreciation and Amortization                                909,937        60,146
  Stock Issued for Services                                    676,775       527,060
  (Increase) Decrease in Accounts Receivable                   (55,216)        9,930
  (Increase) Decrease in Inventory                             (13,458)            -
  Increase (Decrease) in Commissions Payable                         -       (63,994)
  Increase (Decrease) in Accrued Expenses                       (8,436)      (84,905)
  Increase (Decrease) in Interest on Notes Payable                   -        23,132
  Increase (Decrease) on Notes Payable                          58,269             -
  Increase (Decrease) in Accounts Payable                     (102,304)       83,414
                                                           ------------  ------------
   Net Cash Provided by Operating Activities                    41,287        91,781
                                                           ------------  ------------
Cash Flows From Investing Activities
 Cash Invested  Asset Purchase - Note Receivable                (5,889)     (500,000)
 Note Receivable - Payments Received                                 -        87,300
                                                           ------------  ------------
   Net Cash Provided by Investing Activities                    (5,889)     (412,700)
                                                           ------------  ------------
Cash Flows From Financing Activities
 Net Proceeds from Notes Payable                              (134,077)      184,000
 Payments on Notes Payable                                           -       (10,000)
 Net Proceeds from the Issuance of Preferred  Stock                  -        95,500
 Proceeds from Exercise of Stock Options                             -        37,187
                                                           ------------  ------------
   Net Cash Provided by Financing Activities                  (134,077)      306,687
                                                           ------------  ------------
   Effect on Exchange Rate Changes on Cash                     (34,723)            -

   Net Increase (Decrease) in Cash During the Period          (133,402)      (14,232)

   Cash, Beginning of the Period                               178,312        14,412
                                                           ------------  ------------
   Cash, End of the Period                                 $    44,910   $       180
                                                           ============  ============
Supplemental Cash Flow Information
 Interest                                                  $         -   $    23,132
 Income Taxes                                              $         -   $         -

Non-Cash Investing and Financing Activities
 Stock Issued for Services                                 $   676,775   $   527,060



 The accompanying notes are an integral part of these financial statements.
                                     6

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                    Formerly eWorldMedia Holdings, Inc.
            Notes to Condensed Financial Statements (Unaudited)
                               June  30, 2006

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

From December 31, 2002 through December 30, 2005, eWorldMedia, Inc. was the Company's only active subsidiary. eWorldMedia, Inc. was established to market and distribute products and services for Internet advertising. eWorldMedia, Inc. offers Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. eWorldMedia, Inc.'s Internet-based business solutions include a variety of products that allow subscribers to enhance their electronic business applications. On March 25, 2006 eWorldMedia, Inc. was sold outright to Henning D. Morales, an officer, director and shareholder of the Company.

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

2.    Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2006 and the results of its operations and its cash flows for the six month period ended June 30, 2006 and 2005. The financial statements as of June 30, 2006 and for the six months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Company has not adopted any significant new accounting policies during the six-month period ended June 30, 2006.


                                     7

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                   (Formerly eWorldMedia Holdings, Inc.)
            Notes to Condensed Financial Statements (Unaudited)
                               June  30, 2006

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

Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period.

                                                    June 30,      June 30,
                                                     2006          2005
                                                 ------------  ------------
                                                  (Unaudited)   (Unaudited)
 Basic Earnings per share
  Income (loss) (numerator)                      $  (357,203)  $  (463,002)
  Shares (denominator)                            11,383,525        19,750
                                                 ------------  ------------
  Per Share Amount                               $     (0.03)  $    (23.44)
                                                 ------------  ------------


     Goodwill and Intangible Asset

he Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS142"), "Goodwill and Other Intangible Assets". As required, the Company identifies in its reporting units the amounts of intangible assets and other assets and liabilities allocated to those reporting units. SFAS 142 addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The statement provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (v) intangible assets with finite lives will be amortized over their useful lives.


                                     5





















The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. Total cost incurred for this acquisition was $8,000,000 which included the intangible asset relating to intellectual property valued at $1,324,773 and goodwill valued at $1,973,060.

The goodwill has an indefinite-life and will be tested for impairment at least annually as provided by SFAS 142. The intellectual property is deemed to have definite life span and is being amortized over a 5 year period using the straight-line method of amortization.


The cost and associated amortization of the intellectual property rights are as follows;

                                                  Amortization        Accumulated
                  06-30-06    06-30-05                Expense         Amortization
Assets                 Cost       Cost        2006        2005       2006       2005
-------------------------------------------------------------------------------------
Intellectual
  Property       $1,192,295 $        - $   132,478  $       -  $  132,478 $       -
                 --------------------------------------------------------------------
   Total         $1,192,295 $        - $   132,478  $       -  $  132,478 $       -
                 ====================================================================



     Foreign Currency Translation

The foreign currency translation adjustment is the result of the fluctuation in the conversion rate of the Mexico Peso. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included as a separate component of shareholder's equity.


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

Additionally, the bank has provided a $70,000 term loan which was used to buy equipment in 2003. This credit facility is payable monthly at $1,356 including interest, at an annual rate prime rate plus 2.00% and is secured with selected equipment. The unpaid balance as of this balance sheet date is $30,663.

Furthermore, the bank has provided a $1,200,000 equipment loan for a production plant in Tecate, Mexico. This credit facility is payable monthly at $23,383 including interest at a rate of 6.13% and secured with selected company assets. The unpaid balance as of this balance sheet date is $744,123.

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

A installment loan with Toyota Motor Credit for transportation equipment bears an interest rate of 6.95% and is secured by such vehicle has an unpaid balance of $21,313 as of this balance sheet date.

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

Preferred Stock, Series A

During the three month period ended March 31, 2005 we issued an additional 800,000 shares of this series stock as performance bonuses. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred.

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

During the three-month period ended September 30, 2005 we sold 667,500 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 to $1.00 per share and we received gross proceeds of $279,400. Of the proceeds received, we paid cash referral fees of $10,000 associated with our private offering.

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

The following table summarizes the preferred shares outstanding at June 30, 2006.

                                                     Annual
                      Total Series       Stated   Dividends               Conversion
                       Outstanding        Value      Voting         Rate     Rate
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

6. Termination of Purchase Agreement of Peaceful Feet

The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company's Series B Preferred Stock. Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. The agreement was not fully consummated and upon mutual release and satisfaction of both parties the Purchase Agreement was terminated no shares issued.

7. Sale of the wholly owned subsidiary, eWorldMedia, Inc.

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of 100% of the Company's wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia along with the net assets and formally resigned as officer and director of Liberty Diversified Holdings, Inc. However, he remains a shareholder of the company. Most of the shareholders of the common stock of eWorldMedia, Inc. continued to be shareholders of Liberty Diversified Holdings, Inc.

Mr. Morales assumed the negative cash accounts of $(5,988) and received net fixed assets and intangible assets valued at $34,869 and $10382, respectively. He also assumed $(893,707) in vendor payables and accrued expenses $(605,726) in notes payable, $(88,435) in accrued interest payable, paid-in capital of $11,071,326 and an accumulated deficit of $(11,604,854). In exchange for the above, Mr. Morales tendered $50,000 cash
and 2,000,000 shares of Preferred   Series a stock valued at $240,000. This
resulted in a gain on the sale of the subsidiary of $1,067,077 for Liberty Diversified Holdings, Inc.


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

Results of Operations

     Net Revenues

     Total sales revenues were $2,212,392 and $269,214 for the six months ended June 30, 2006 and 2005 respectively. Net revenues increased by $1,120,230 for the quarter ended June 30, 2006 as a result of the second
quarter   of financial reporting of MCR.

     Cost of Revenues

     The costs of revenue for the first quarter of 2006 are associated with the acquisition costs and manufacturing cost of packaging inventories. The costs of revenues for the same period in 2005 were associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $771,743 and $7,024 for the three months ended June 30, 2006 and 2005, representing approximately 60.0% and 102% of total revenues, respectively.

     Gross Margin

     Our gross margin as a percentage of net sales for the three-month period ended June 30, 2006 was 31.0% compared to -.2% for the three-month period ended June 30, 2005.

     Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $647,319 and $436,715 for the three months ended June 30, 2006 and 2005, respectively.

     During the three-month period ended June 30, 2006, we incurred $647,319 in selling, general and administrative expenses, of which $6,309 was associated with professional and consulting fees, which included $102,977 associated with salary and wages, $76,441 was associated with commissions paid to the sales force, $362,133 was related to amortization and depreciation, and $11,305 was related to rent costs. These costs for the second quarter of 2006 were $210,604 higher than the $436,715 in selling, general and administrative expenses incurred during the three-month period ended June 30, 2005. The expenses for the second quarter of 2005 included $72,785 paid as consulting fees, $111,881 paid as salary and wages $53,099 was associated with commissions paid to the sales force,
$24,470 was incurred for promotional meeting,   $30,073 was related to
amortization and depreciation., $67,854 was related to professional legal and accounting fees, and $34,276 was related to rent costs.

     The overall increase in costs for the three months ended June 30, 2006 compared to the same period in 2005 was mainly attributable to the second full quarter of financial reporting for the company's new wholly owned subsidiary, MCR Printing and Packaging.

     Other Income Item

     Included in the Statement of Operations for the six months ended June 30, 2006 is the one-time gain recognized for the sale of the Company's network marketing subsidiary. On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia and the net assets.

     Net Loss

     Our net loss for the three-month period ended June 30, 2006 was $(342,310) compared with net loss of $(456,404) for the three-month period ended June 30, 2005. For the three-month period ended June 30, 2006, net loss per common share, basic and diluted, was $(0.017) per share. For the three-month period ended June 30, 2005, net loss per common share, basic and diluted, was $(15.47) per share. The significant increase in positive earning per share for the three months ended June 30, 2006 was the direct result of the operations of MCR and its historical positive earnings performance.

     Liquidity and Capital Resources

     With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations. MCR has cash flows and working capital sufficient to continue operations. However, in order to expand operations the Company has committed to seeking financing in order to raise $3,000,000 for MCR's expansion plans by the end of Fiscal 2006.

     Net cash provided by operating activities of $41,287 for the six months ended June 30, 2006 included a net loss of $(296,306) which was adjusted for the gain on the sale of subsidiary of $(1,067,077) and increased mainly by the common stock that was issued for services and loan interest for $676,775, the increase in accounts receivable for $(55,216) and depreciation costs of $909,937 and an decrease in accrued expenses of $(8,436) and the increase in inventory for $(13,458) offset somewhat by the
decrease in  notes payable of $58,269, and   the decrease in accounts
payable of $(102,304) and an increase in fixed assets $(5,889) . Net cash provided by operating activities of $(320,919) for the six months ended June 30, 2005 included a net loss of $91,871, offset by the issuance of common stock for services of $527,060 and an increase in depreciation and amortization by $60,146 and an increase in accounts payable of $83,414.

     The company did not incur any cash flow from investing activity during the six months ended June 30, 2006. . The company did not incur any cash flow from investing activity during the six months ended June 30, 2005.

     Net cash used by financing activities of $(134,077) for the six months ended June 30, 2006 included the payment of $(134,077) on notes payable. Cash provided by financing activities of $306,687 for the six months ended June 30, 2005 was attributable to the issuance of preferred and common stock through our private offerings, the exercise of stock options by our employees and short term borrowings

     Our future capital requirements will depend on several factors, including (i) the progress and effectiveness of our sales activities and marketing approach, and (ii) our ability to maintain our existing customer base and establish and expand our customer base into new domestic and foreign markets. We may need to raise additional capital if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Item 3.   Controls and Procedures

a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of the Company's management, including its principal executive officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, the Company's principal executive officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b) Changes in internal controls over financial reporting.

     During the quarter ended June 30, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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

Common Stock Issued for Performance Bonuses

During the three-month period ended March 31, 2006; we issued restricted common stock totaling 2,000,000 shares as performance bonuses to key employees of our wholly owned subsidiary, MCR Printing and Packaging. The non-cash compensation expense associated with these issuances totaled $240,000. The shares were issued in accordance with Section 4(2), and/or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.
                                     17

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



                              Liberty Diversified Holdings, Inc.
                              (Registrant)



Date: June 5, 2006            /S/ Ronald C. Touchard
                              --------------------------------------------
                              Ronald C. Touchard
                              Chief Executive Officer




Date: June 5, 2006            /S/ Mario Ramirez
                              --------------------------------------------
                              Mario Ramirez
                              Acting Chief Financial Officer






                                     19