Form 10QSB
period 2006-09-30
LIBERTY DIVERSIFIED HOLDINGS INC
filed 2006-11-20
CIK 355168

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549


                                Form 10-QSB


|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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


The number of shares issued and outstanding of registrant's common stock, par value $.001 as of November 15, 2006 was 87,858,213.

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]






                    LIBERTY DIVERSIFIED HOLDINGS, INC.
                             TABLE OF CONTENTS
                                                                       Page
                                                                       No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
     Condensed Balance Sheet at September 30,2006                        4

     Condensed Statements of Operations for the
      nine months ended September 30, 2006 and 2005                      5

     Condensed Statements of Cash Flows for the nine
       months ended  September 30,2006 and 2005                          6

     Notes to the Condensed Financial Statements                         7

Item 2. Management's Discussion and Analysis or Plan of Operation       11

Item 3. Controls and Procedures                                         14


PART II. Other Information

Item 1. Legal Proceedings                                               14

Item 2: Unregistered Sales of Equity Securities
  and Use of Proceeds                                                   14

Item 3. Defaults Upon Senior Securities                                 15

Item 4. Submission of Matters to a Vote of Security Holders             15

Item 5. Other Information                                               15

Item 6. Exhibits and Reports                                            15

Signatures                                                              16



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

Item 1. Financial Statements.

The following condensed financial statements of Liberty Diversified Holdings, Inc., are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30,2006 are not necessarily indicative of the results to be expected for the entire fiscal year.


                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2006
                                (unaudited)

                                   ASSETS
                                  --------
Current Assets:
  Cash                                                         $   161,652
  Accounts receivable, net                                         635,729
  Inventory                                                        670,095
                                                               ------------
Total current assets                                             1,467,476

Furniture & equipment, net                                       4,972,727

Other assets
  Intellectual property, net                                     1,135,206
  Goodwill                                                       3,900,560
                                                               ------------
Total other assets                                               5,035,766
                                                               ------------
TOTAL ASSETS                                                   $11,475,969
                                                               ============

                    LIABILITIES AND SHAREHOLDER'S EQUITY
                    ------------------------------------
Current liabilities
  Accounts payable                                                $184,085
  Accrued expenses                                                  23,663
  Notes payable - current                                          950,857
                                                               ------------
Total current liabilities                                        1,158,605

Long-term liabilities
  Notes payable                                                  1,114,482
                                                               ------------
Total long-term liabilities                                      1,114,482
                                                               ------------
Total liabilities                                                2,273,087

Commitments
  Stockholders' equity
   Series A convertible preferred stock
     20,000,000 shares authorized, $0.001 par value,
     16,850,000 shares issued and outstanding                       16,850
   Series B convertible preferred stock
     30,000,000 shares authorized, $0.001 par value
     10,665,953 shares issued and outstanding                       10,666
   Series C convertible voting preferred stock
     20,000,000 shares authorized, $0.001 par value
     zero shares issued and outstanding                                  0
   Series D convertible preferred stock
     20,000,000 shares authorized, $0.001 par value
     800,000 shares issued and outstanding                             800
   Common stock
     100,000,000 shares authorized, $0.001 par value
     45,179,047 shares issued and outstanding                       45,179
   Additional paid-in-capital                                   10,182,100
   Accumulated earnings (deficit)                               (1,226,965)
   Other Comprehensive Income (Loss) -
     Foreign Currency Translation                                  174,252
                                                               ------------
Total stockholders' equity                                       9,202,882
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $11,475,969
                                                               ============

 The accompanying notes are an integral part of these financial statements.
                                     4

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                   For the Three Months        For the Nine Months
                                   Ended September 30,         Ended September 30,
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
Sales revenue, net             $ 1,113,919   $   345,590   $ 3,326,311   $   614,803

Cost of goods sold                 735,195        11,707     2,440,502        51,629
                               ------------  ------------  ------------  ------------

Gross profit                       378,724       333,883       885,809       563,174

Selling, general and
administrative expenses
  Amortization and depreciation    362,089        30,906       801,418        91,052
  Professional & consulting fees     3,767       576,192       702,754       798,663
  Salaries and wages               532,290        90,406       741,000       381,296
  General & administrative         252,085       224,167       671,206       808,540
                               ------------  ------------  ------------  ------------
Total selling, general &
administrative expenses          1,150,231       921,671     2,916,378     2,079,551
                               ------------  ------------  ------------  ------------
Total income (loss)
from operations                   (771,507)     (587,788)   (2,030,569)   (1,516,377)

Other income & expenses:
  Gain on sale of
    eWorldMedia, Inc.                  -             -       1,067,077           -
  Sale of thoroughbred
    wagering system                    -             -             -         500,000
  Other income/Expense             (12,520)          -          18,061        (9,746)
  Interest expense                 (45,750)      (64,609)     (211,774)      (89,276)
                               ------------  ------------  ------------  ------------
Income (loss) before income tax   (829,777)     (652,397)   (1,157,205)   (1,115,399)

Income tax                           3,713           -         (26,062)          -
                               ------------  ------------  ------------  ------------
Net Income (Loss)              $  (826,064)  $  (652,397)  $(1,183,267)  $(1,115,399)
                               ============  ============  ============  ============
(Loss) per Common Share        $     (0.02)  $    (21.00)  $     (0.07)  $    (43.40)

Weighted Average Outstanding
Shares, retroactively restated  45,210,895        31,065    15,948,901        25,700

 The accompanying notes are an integral part of these financial statements.
                                     5

                     LIBERTY DIVERSIFIED HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the Nine Months
                                                              Ended September 30,
                                                               2006          2005
                                                           ------------  ------------
                                                            (unaudited)   (unaudited)
Cash Flows From Operating Activities
  Net Income (Loss)                                        $(1,183,267)  $(1,115,399)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities;
   Gain on Sale of Subsidiary                               (1,067,077)          -
   Depreciation and Amortization                             1,154,286         1,052
   Stock Issued for Services                                 1,116,775     1,425,208
   (Increase) Decrease in Accounts Receivable                  (58,228)        7,109
   (Increase) Decrease in Other Receivables                        -        (737,700)
   (Increase) Decrease in Inventory                            (68,458)          -
   (Increase) Decrease in Notes Receivable                         -             -
   Increase (Decrease) in Commissions Payable                      -         (57,599)
   Increase (Decrease) in Accrued Expenses                      32,523         6,717
   Increase (Decrease) in Interest on Notes Payable             54,510        37,693
   Increase (Decrease) on Notes Payable                         36,595           -
   Increase (Decrease) in Accounts Payable                    (224,012)       77,758
                                                           ------------  ------------
      Net Cash Provided by Operating Activities               (206,353)     (265,161)
                                                           ------------  ------------
Cash Flows From Investing Activities
  Net Proceeds from Acquisition of Innovative                  350,000           -
  Cash Invested  Asset Purchase/Note Receivable               (152,001)          -
  Sale of Subsidiary                                            50,000           -
  Acquisition of Licensing Agreement                               -        (375,000)
  Note Receivable - Payments Received                              -             -
                                                           ------------  ------------
      Net Cash Provided by Investing Activities                247,999      (375,000)
                                                           ------------  ------------
Cash Flows From Financing Activities
  Net Proceeds from Notes Payable                                    -       223,900
  Payments on Notes Payable                                    (67,088)      (10,000)
  Proceeds from the Issuance of Preferred Stock                      -       374,900
  Net Proceeds from the Issuance of Common Stock                     -             -
  Proceeds from Exercise of Stock Options                       30,000        37,187
                                                           ------------  ------------
      Net Cash Provided by Financing Activities                (37,088)      625,987
                                                           ------------  ------------
Effect on Exchange Rate Changes on Cash                        (21,219)          -
                                                           ------------  ------------
Net Increase (Decrease) in Cash During the Period              (16,661)      (14,174)

Cash, Beginning of the Period                                  178,312        14,412
                                                           ------------  ------------
Cash, End of the Period                                    $   161,651   $       238
                                                           ============  ============
Supplemental Cash Flow Information
  Interest                                                 $   129,274   $       -
  Income Taxes                                             $    26,062   $       -

Non-Cash Investing and Financing Activities
  Stock Issued for Services                                $ 1,049,275   $ 1,095,082
  Stock Issued for Interest on Loans                       $    67,500   $       -









               The Notes to Consolidated Financial Statements
                  are an integral part of this statement.
                                     6

            Notes to Condensed Financial Statements (Unaudited)
                            September  30, 2006

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

The Company acquired 100% of Innovative Packaging Technologies, Inc. on September 12, 2006. Innovative Packaging Technologies, Inc. was formed under the laws of the State of Florida on August 7, 2006. Innovative Packaging Technologies acquired the licensing of two US Patents that relate to packaging. One is a Organic Acids Incorporated Edible Antimicrobial film. The other is a Directional Image Transmission Sheet. Both patents can either be put into use at MCR or licensed to other packaging companies.

2.    Significant Accounting Policies

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission. In the opinion of management, the unaudited condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30,2006 and the results of its operations and its cash flows for the nine month period ended September 30,2006 and 2005. The financial statements as of September 30,2006 and for the nine months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Company has not adopted any significant new accounting policies during the nine-month period ended September 30,2006.

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

     Earnings  (Loss) Per Share of Common Stock)

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding as the date of the financial statements.

                                              September 30,  September 30,
                                                   2006           2005
                                              -------------  -------------
                                               (unaudited)    (unaudited)
Basic Earnings per share
Income (loss) (numerator)                     $ (1,183,267)  $ (1,115,399)
Shares (denominator)                            45,210,897         25,700
Per Share Amount                              $       (.07)  $     (43.40)


     Goodwill and Intangible Asset

The Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS142"), "Goodwill and Other Intangible Assets". As required, the Company identifies in its reporting units the amounts of intangible assets and other assets and liabilities allocated to those reporting units. SFAS 142 addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The statement provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (v) intangible assets with finite lives will be amortized over their useful lives.

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




The cost and associated amortization of the intellectual property rights are as follows;

                                           Amortization            Accumulated
             9-30-06     9-30-05             Expense               Amortization
Assets         Cost        Cost         2006        2005         2006        2005
           ----------- -----------  ----------- -----------  ----------- -----------
Intellectual
 Property  $1,135,206  $        0   $  198,717  $     -      $  198,717  $      -
           ----------- -----------  ----------- -----------  ----------- -----------
     Total $1,135,206  $        0   $  198,717  $        -   $  198,717  $      -
           =========== ===========  =========== ===========  =========== ===========

The Company acquired 100% of Innovative Packaging Technologies, Inc. in September 2006. The acquisition of Innovative was a tax free exchange of stock. The Company gave 16,250,000 shares for all of the issued and outstanding shares of Innovative Packaging Technologies, Inc. Total cost incurred for this acquisition was $2,112,500 which included the licensing of two US Patents and $350,000 in cash. The net amount $1,762,500 is the cost of the intellectual property is deemed to have a definite life span and will be amortized over the life of the Patents. The intellectual property is $85,000 which leaves a net amount of $1,667,500.

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

Furthermore, the bank has provided a $1,200,000 equipment loan for a production plant in Tecate, Mexico. This credit facility is payable monthly at $23,383 including interest at a rate of 6.13% and secured with selected company assets. The unpaid balance as of this balance sheet date is $685,320.

A note payable in the amount of $490,000 with Mr. Mario Ramirez,a shareholder, is unsecured and bears an annual interest rate of 10%. The note currently has an indeterminate repayment date, and interest is paid monthly.

A loan in the amount of $170,000 from NaftaUnited.com, a related party to the Company by a shareholder, Mr. Mario Ramirez, is unsecured and bears an annual interest rate of 10%. The note currently has an indeterminate repayment date, and interest is paid monthly.

A installment loan with Toyota Motor Credit for transportation equipment bears an interest rate of 6.95% and is secured by such vehicle has an unpaid balance of $20,019 as of this balance sheet date.

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

During the nine month period ended September 0, 2006 we converted 11,950,000 shares of this series stock into 11,950,000 shares of common stock on a one-for-one basis. During March 2006 we also received back, and cancelled 2,000,000 shares of Series A preferred stock as part of the sale of our wholly owned subsidiary, eWorldMedia, Inc. to a shareholder and former director of the company. During the nine month period ended September 30, 2006 we issued 11,000,000 shares of convertible preferred Series A stock to three of our officers as bonus for employment agreements.

Preferred Stock, Series B
-------------------------

For the nine month period ended September 30,2005, we issued an additional 1,624,000 shares of this series of stock as performance bonuses. The series was established for performance based incentives. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred.

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

During the nine month period ended September 30,2006 we issued an additional 1,725,431 shares of this restricted series of preferred stock as performance based incentives and for interest payments on notes payable. We also converted 9,055,000 shares of this series stock into 9,055,000 shares of common stock on a one-for-one basis.

Preferred Stock, Series B - Regulation D, Rule 506 Offering
-----------------------------------------------------------

During the nine month period ended September 30, 2005 we sold 191,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $95,500. Of the proceeds received, we paid cash finder's fees of $9,500 associated with our private offering.

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


During the nine month period ended September 30,2006 we converted 29,000 shares of this series stock into 5,800,000 shares of common stock on a one-for-two hundred share basis. During the quarter, we also filed with the state of Nevada, notice of cancellation of this series of stock and as such we purchased back from existing shareholders 5,771,000 shares that were issued and outstanding for a total purchase price of $5,771.

The following table summarizes the preferred shares outstanding at September 30, 2006.

                                                               Annual
                           Total Series                     Dividends     Conversion
             Outstanding   Stated Value         Voting           Rate           Rate
           -------------  -------------  -------------  -------------  -------------
Series A     16,850,000   $     16,850            Yes           None         1 to 1
Series B     10,666,000         10,666             No           None         1 to 1
Series C            -              -              -              -              -
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

COMMON STOCK - REGULATION D, RULE 506 OFFERING

During the nine month period ended September 30, 2006 we sold 60,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $30,000.

COMMON STOCK CONVERSIONS

During the nine month period ended September 30, 2006 we issued a total of 26,805,000 shares of common stock upon the conversion of 11,950,000 shares of Preferred Series A, 9,055,000 shares of Preferred Series B and 5,800,000 shares of Preferred C, as referred to above.


COMMON STOCK ISSUED FOR PERFORMANCE BONUSES

During the nine month period ended September 30,2006; we issued restricted common stock totaling 2,000,000 shares as performance bonuses to key employees of our wholly owned subsidiary, MCR Printing and Packaging. The non-cash compensation expense associated with these issuances totaled $240,000. The shares were issued in accordance with Section 4(2), and/or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

6. Termination of Purchase Agreement of Peaceful Feet

The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company's Series B Preferred Stock. Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. The agreement was not fully consummated and upon mutual release and satisfaction of both parties on April 7, 2006 the Purchase Agreement was terminated no shares issued.

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

Mr. Morales assumed the negative cash accounts of $(5,988) and received net fixed assets and intangible assets valued at $34,869 and $10382, respectively. He also assumed $(893,707) in vendor payables and accrued expenses $(605,726) in notes payable, $(88,435) in accrued interest payable, paid-in capital of $11,071,326 and an accumulated deficit of $(11,604,854). In exchange for the above, Mr. Morales tendered $50,000 cash and 2,000,000 shares of Preferred - Series a stock valued at $240,000. This resulted in a gain on the sale of the subsidiary of $1,067,077 for Liberty Diversified Holdings, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company's business model focuses in part on the acquisition and development of viable subsidiaries. Since December 31, 2005, the Company has changed its corporate name and its trading symbol, purchased MCR Printing and Packaging Corporation, divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt and announced the impending launch of Packaging City. With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations. MCR's business entails printing and packaging services and products for resale. MCR has cash flows and working capital sufficient to continue operations. In September 2006 the Company incorporated Packaging City a 100% owned subsidiary that markets and ships for MCR and various other packaging companies. In September 2006 the Company acquired Innovative Packaging Technologies, Inc. a company that holds the license for two US Patents for the packaging industry.

MCR is ISO 9001:2000 certified to do business with any company in the world. MCR owns approximately $5.8 million in hard assets and was independently appraised at over $8 million. The $8 million included $5,800,000 in Equipment and other assets. Since MCR's plant capacity is currently only 35%, Liberty believes that by utilizing its online marketing technologies and by injecting new capital into MCR in 2006, MCR's market share, revenues and profits can be increased.

Packaging City is a marketing and shipping company that was incorporated in September 2006 and will start operations in October 2006. Marketing and shipping for packaging companies that may be acquired by the Company.

Innovative Packaging Technologies, Inc. which holds licenses for the packaging industry.

RESULTS OF OPERATIONS

     NET REVENUES

     Total sales revenues were $3,326,311 and $614,803 for the nine months ended September 30,2006 and 2005 respectively. Net revenues increased by $768,329 for the quarter ended September 30, 2006 as compared to the quarter ended September 2005 as a result of financial reporting of MCR.

     COST OF REVENUES

     The costs of revenue for the nine months of 2006 are associated with the acquisition costs and manufacturing cost of packaging inventories. The costs of revenues for the same period in 2005 were associated with our product support fees, genealogy hosting fees, and Internet hosting fees. Total cost of revenues was $735,195 and $11,707 for the three months ended September 30,2006 and 2005, representing approximately 66.0% and 3% of total revenues, respectively.

     GROSS MARGIN

     Our gross margin as a percentage of net sales for the three-month period ended September 30,2006 was 34.0% compared to 96% for the three-month period ended September 30,2005.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses were $1,150,231 and $921,671 for the three months ended September 30,2006 and 2005, respectively.

     During the three-month period ended September 30,2006, we incurred $1,150,231 in selling, general and administrative expenses, of which $3,767 was associated with professional and consulting fees, which included $532,290 associated with salary and wages, $139,575 was associated with commissions paid to the sales force, $362,089 was related to amortization and depreciation, and $62,135 was related to rent costs. These costs for the third quarter of 2006 were $228,560 higher than the $921,671 in selling, general and administrative expenses incurred during the three-month period ended September 30,2005. The expenses for the third quarter of 2005 included $576,192 paid as consulting fees, $90,406 paid as salary and wages, $30,906 was related to amortization and depreciation and $224,167 in administrative expenses.

     The overall increase in costs for the three months ended September
30, 2006 compared to the same period in 2005 was mainly attributable to the stock issued as part of the employment agreements of management.

     OTHER INCOME ITEM

     Included in the Statement of Operations for the nine months ended September 30, 2006 is the one-time gain recognized for the sale of the Company's network marketing subsidiary. On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company's wholly owned subsidiary eWorldMedia with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company's Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia and the net assets.

     NET LOSS

     Our net loss for the three-month period ended September 30,2006 was $(826,064) compared with net loss of $(652,397) for the three-month period ended September 30,2005. For the three-month period ended September 30,2006, net loss per common share, basic and diluted, was $(0.02) per share. For the three-month period ended September 30, 2005, net loss per common share, basic and diluted, was $(21.00) per share. The significant increase in positive earning per share for the three months ended September 30, 2006 was the direct result of the operations of MCR and its historical positive earnings performance and number of shares converted from preferred to common.

     LIQUIDITY AND CAPITAL RESOURCES

     With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations. MCR has cash flows and working capital sufficient to continue operations. However, in order to expand operations the Company has committed to seeking financing in order to raise $3,000,000 for MCR's expansion plans by the end of Fiscal 2006.

     Net cash provided by operating activities of $(206,353) for the nine months ended September 30, 2006 included a net loss of $(1,183,267) which was adjusted for the gain on the sale of subsidiary of $(1,067,077) and increased mainly by the common stock that was issued for services and loan interest for $1,116,775, the increase in accounts receivable for $58,228 and depreciation costs of $1,154,286 and an increase in accrued expenses of $32,523 and the increase in inventory for $68,458 offset somewhat by the decrease in notes payable of $36,595, and the decrease in accounts payable of $224,012. Net cash used by operating activities of $265,161 for the nine months ended September 30,2005 included a net loss of $1,115,399 offset by the issuance of common stock for services of $1,425,208. The decrease in other receivables of $737,700 and the decrease in commissions payable of $57,599, and depreciation cost of $1,052 and an increase of $7,109 in accounts receivable and a increase in accrued expenses of $6,717 and an increase in Notes payable of $37,693 along with an increase of $77,758 in accounts payable.


     The company received $50,000 from investing activity during the nine months ended September 30, 2006. The company invested in an increase in fixed assets of $152,001 during the nine months ended September 30, 2006 as part of the acquisition of Innovative Packaging the Company received $350,000. Net cash used by investing activities during the nine months ended September 30, 2005 of $375,000 was the acqusition of licensing agreements.

     Net cash used by financing activities of $37,088 for the nine months ended September 30, 2006, included the payments of notes payable of $67,088. Cash provided by financing activities of $30,000 was attributable to the exercise of stock options. Cash provided by financing activities of $625,987 for the nine months ended September 30, 2005 was attributable to the issuance of preferred and common stock through our private offerings, the exercise of stock options by our employees and short term borrowings.

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

     During the quarter ended September 30,2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK - REGULATION D, RULE 506 OFFERING

     During the six-month period ended June 30,2006 we sold 60,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $30,000.

COMMON STOCK CONVERSIONS

     During the six month period ended June 30,2006 we issued a total of 18,338,000 shares of common stock upon the conversion of 6,750,000 shares of Preferred Series A, 5,788,000 shares of Preferred Series B and 5,800,000 shares of Preferred C, as referred to above.

COMMON STOCK ISSUED FOR PERFORMANCE BONUSES

     During the six-month period ended June 30,2006; we issued restricted common stock totaling 2,000,000 shares as performance bonuses to key employees of our wholly owned subsidiary, MCR Printing and Packaging. The non-cash compensation expense associated with these issuances totaled $240,000. The shares were issued in accordance with Section 4(2), and/or
Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.


PREFERRED - SERIES A STOCK ISSUED FOR EMPLOYMENT AGREEMENTS

During the nine-month period ended September 30, 2006 we issued an additional 11,000,000 shares of this series of preferred stock as part of employment agreements reached with three of the management team. The non-cash compensation expense associated with these issuances totaled $440,000. The shares were issued in accordance with Section (4)2, and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"). Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.


PREFERRED - SERIES B STOCK ISSUED FOR PERFORMANCE BONUSES AND LOAN INTEREST

     During the six-month period ended June 30,2006 we issued an additional 1,725,431 shares of this restricted series of preferred stock as performance based incentives and for interest on notes payable. The non-cash compensation expense associated with these issuances totaled $676,775. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous

Item 3. DEFAULTS UPON SENIOR SECURITIES.

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



                                   Liberty Diversified Holdings, Inc.
                                   (Registrant)


Date: November 20, 2006            /S/ Ronald C. Touchard
                                   ---------------------------------------
                                       Ronald C. Touchard
                                       Chief Executive Officer

                                   /S/ Wayne K. Bailey
                                   ---------------------------------------
                                       Wayne K. Bailey
                                       Chief Financial Officer