Form 10KSB
LIBERTY DIVERSIFIED HOLDINGS INC
filed 2007-04-17
CIK 355168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

Commission File Number: 000-254888

LIBERTY DIVERSIFIED HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

04-2392188
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

Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the most recent fiscal year were $3,639,673

The aggregate market value of the voting stock held by non-affiliates as of April 17, 2007 was approximately $600,000.

The number of shares outstanding of the issuer's Common Stock as of April 17, 2007 was 629,499,213 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents as filed by Liberty Diversified Holdings, Inc. or its predecessors are incorporated by reference herein:

1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Development of Business

The Company’s predecessor Maxum Development, Inc. (“Maxum”) was incorporated on September 21, 1999 in Nevada. On February 21, 1996 Maxum acquired Cardinal Industries, Inc., a Massachusetts corporation. Cardinal Industries, Inc. was originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc."

On August 30, 2001, Maxum changed its name to “Tropical Leisure Resorts, Inc.” in anticipation of a transaction that was never completed.

Subsequently, in contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc. changed its name to "eWorldMedia Holdings, Inc."

On December 9, 2005 the Company changed its name to Liberty Diversified Holdings, Inc. to better reflect the nature of its business. The Company’s business model focuses in part on the acquisition and development of viable subsidiaries. On December 31, 2005, the Company purchased MCR Printing and Packaging Corporation. During the first quarter of 2006 the Company divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt, and announced the impending launch of Packaging City, Inc. On November 21, 2006 the agreement for the Company’s purchase of MCR Printing and Packaging Corporation, Inc. was rescinded, and on the same date the Company sold Packaging City, Inc. and Innovative Packaging Technologies, Inc., two non-operating subsidiaries, to Mario Ramirez. On December 8, 2006 the Company purchased Better Bodies, Inc. (“Better Bodies”). And on January 31, 2007 the Company purchased Serotonin Solutions, Inc. (“SSI”).

The Company’s current subsidiaries are Better Bodies, Inc., Corporate Media Solutions, Inc. (“CMS”), and Serotonin Solutions, Inc. (SSI). Better Bodies, Inc. is the Company’s current operating subsidiary and CMS and SSI remain inactive. The Company continues to pursue further acquisitions of companies with established revenues and profits, with solid management teams in place, and that are interested in becoming wholly owned subsidiaries of a growing holding company. The Company also owns and/or licenses health, weight loss and nutritional products which are sold through its Better Bodies subsidiary and sublicensed to resellers.

Better Bodies, Inc.

On December 8, 2006, the Company executed a Stock Purchase Agreement for the acquisition of Better Bodies, Inc. with Better Bodies, Inc. and Wayne Bailey, the 100% stockholder of Better Bodies.

Better Bodies operates as a wholly owned subsidiary of the Company. The Company intends to raise funds in order to finance the growth and business of Better Bodies. Better Bodies contains a licensing agreement and marketing rights for “CelluBike”, a revolutionary product which integrates cardio-vascular exercise with modern infrared technology to assist in weight loss and the reduction of cellulite and inches. CelluBike also offers numerous additional potential applications for the health and wellness and medical professions, as well. Better Bodies, Inc. was formed in 2006 to import and operate CelluBike locations throughout the U.S. and eventually worldwide. Better Bodies, Inc. currently operates and licenses CelluBike locations in California, Nevada, Utah and Texas and also markets CelluBikes to Day Spas, Wellness Centers, Nutrition Centers and to celebrities. The Company is evolving its CelluBike locations into “Better Bodies Wellness Centers” that will offer a complete array of health and wellness products and services including CelluBike, the patented Serotrim® Appetite Control Beverage and Serotonin Weight Loss Program, nutritional supplements, and computer-generated personalized wellness and fitness programs. Once this makeover is completed, Liberty plans to initiate an aggressive growth campaign through expansion of company stores and licensed affiliates. In addition to marketing its weight loss and nutritional and products through its Better Bodies Wellness Centers, Liberty also intends to market them aggressively through a variety of different marketing and distribution channels as well.

Corporate Media Solutions, Inc.

Corporate Media Solutions, Inc. (“CMS”), the Company’s wholly owned subsidiary, is currently inactive. However, the Company intends to market Sticky Bar Toolbar™ and other products directly to medium sized businesses and large corporations through CMS.

Sticky Bar ToolbarTM is an especially powerful and effective tool that can be used by virtually any business to improve their communications, enhance their image, boost their advertising and increase their revenues. Sticky Bar ToolbarTM remains in view whenever your browser is open, and proprietary patent-pending technology allows separate mediums to be displayed in the toolbar (scrolling text, flash, video, etc.) in up to seven sections, and changed at will with no programming skills required. Sticky Bar ToolbarTM can be customized for specific companies or industries and fully functional Sticky Bar ToolbarsTM are already available for five industry segments - Hotel, Radio, Talking, Real Estate and Television.

Status of Publicly Announced New Products and Services

Serotonin Solutions, Inc.

Serotonin Solutions, Inc. (“SSI”) is a 100% wholly-owned subsidiary of Liberty Diversified Holdings, Inc. SSI holds exclusive worldwide marketing licenses for the patented Serotrim® Weight Loss Drink and the Serotonin Weight Loss Diet, including license to use the Serotrim® trademark and all related names, logos, designs and likenesses, and co-marketing rights to Dr. Judith Wurtman’s recently released book, “The Serotonin Power Diet”.

The Serotrim® Weight Loss Program and the Serotrim® Appetite Control Beverage were developed by Dr. Judith Wurtman and Dr. Richard Wurtman based on research discoveries at the Massachusetts Institute of Technology and at the Triad Weight Management Center of McLean Hospital, a Harvard University teaching hospital. The research done by the Wurtmans discovered that natural foods increase the activity of certain brain chemicals that affect mental alertness, emotional well-being, and physical and psychological hungers. In addition, people following a carbohydrate-rich, low fat, portion-controlled eating plan are less likely to respond to stress, frustration, anxiety, anger and fatigue by overeating. The Serotrim® appetite control beverage consists of natural carbohydrates that boost brain serotonin levels quickly and effectively and increase "satiety" or a feeling of fullness. This feeling of fullness makes it easier to control portion sizes and to eliminate the temptation to snack between meals. The Serotrim® Weight Loss Program is a twelve-week weight loss plan that utilizes the Serotrim® appetite control beverage to supplement a low fat, portion-controlled eating plan. The research behind the diet as well as the plan itself is described in detail in Dr. Wurtman’s book, “The Serotonin Power Diet”, which was released December 2006 and will also be marketed by SSI.

Competition

Better Bodies is currently the Company’s only active operating subsidiary and there are no direct competitors for its CelluBike sales and licenses. On a very broad scale one could say that the Company is in competition with all sellers/licensors of health and fitness centers and all weight loss products; however, this comment would be more of a statement to the huge marketplace in which the Company is positioned, rather than a comment on its competitors. The Better Bodies Wellness Centers concept is unique and has no direct competition. Also, the Company controls exclusive worldwide marketing rights to Serotrim so there is no competition whatsoever for that distinctly unique product.

Sources and Availability of Raw Material and Principal Suppliers

Raw materials are readily available and suppliers are plentiful and there appear to be no issues of scalability as the Company grows.

Dependence on Major Customers

Not applicable.

Intellectual Property

The Company now owns the StickyBar Toolbar™ technology, plus all source codes, all current and future patents and patents pending, and exclusive licensing rights to the StickyBar product and technology. In addition, SofCast has also transferred five custom toolbars ready for deployment including the Hotel Collection, radio, talking, Real Estate and TV toolbars. The Toolbar will be marketed through CMS.

Government Regulation

Not applicable.

Effect of Any Existing or Proposed Government Regulations

Not applicable.

Employees

As of the date hereof, the Company has three employees, the Company’s CEO, President and Chief Financial Officer, respectively.

Research and Development Costs

Not applicable.

Cost and Effects of Compliance with Environmental Laws and Regulations

Not applicable.

ITEM 2. DESCRIPTION OF FACILITIES

The Company’s corporate offices are located at 2100 W. Orangewood Avenue, Suite 220, Orange, California 92868. Currently, the Company is not currently paying rent for these offices, which are being provided gratis by its previous landlord while it looks for more suitable space.

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

The Company has been named in a Lawsuit with Dwayne Hepner on a Matter that was a note for $30,000 between eWorldMedia,Inc , the Company’s former Subsidiary and Dwayne Heppner , the company believes that this is a matter between eWorldMedia,Inc , the Company’s former Subsidiary and Dwayne Heppner and does not involve Liberty Diversified Holdings, Inc and the company is defending and trying to be removed from the case.

Also on April 16, 2007 the company’s attorney informed the company that they were being added to a lawsuit between eWorldMedia,Inc , the Company’s former Subsidiary and FM 2 Radio , the company has not received any details on the lawsuit but once again will defend to be removed from the case as it has nothing to do with the matter , it was with the company’s former subsidiary.

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

Other matters which were voted upon included the authorization to amend of the Company’s Articles of Incorporation, increasing the authorized shares of Common Stock of the Company from 49,500 to 100,000,000; the authorization to amend the Company’s Articles of Incorporation, changing the name of the Company from eWorldMedia Holdings, Inc. to Liberty Diversified Holdings, Inc.; and the ratification of the appointment of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as the Company’s independent public accountants.

Ronald C. Touchard at the time held 3,500 common shares, 2,800,000 Series A Preferred Shares and proxies to vote 15,750,000 Series A Preferred Shares. Mr. Touchard voted all his shares and proxies in favor of the above-referenced proposals resulting in a favorable vote of 93.6% of all shares entitled to vote.

On April 3, 2006, a unanimous vote of holders of Series A Convertible Preferred (“Series A Preferred”) voted to authorize the creation of the class of Series D Convertible Preferred stock, which class has liquidation rights senior to those of Series A Preferred. Ronald C. Touchard voted his 2.8 million shares of Series A Preferred as well as his proxies to vote 10,250,000 shares of Series A Preferred.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to November 6, 2002, our common stock was quoted on the OTC Bulletin Board under the symbol "TRLR.OB." On November 6, 2002, our symbol changed from "TRLR.OB" to "EWMD.OB" in connection with the change in our name and a one for 50 reverse split of our common stock. On January 24, 2005, in connection with a one for 300 reverse stock split, our symbol changed from "EWMD.OB" to "EWMH.OB". On May 16, 2005, in connection with a one for 20,000 reverse stock split, our symbol changed from “EWMH.OB” to “EWME.OB.” On January 6, 2006, the Company changed its corporate name to “Liberty Diversified Holdings, Inc.” and its trading symbol to “LDHI.OB.” An “E” was recently appended to the Company’s trading symbol due to untimely filing of this Report of Form 10KSB for the period ended December 31, 2005. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR	HIGH	LOW

2005
First Quarter	10,200*	4.00
Second Quarter	10.00*	0.10
Third Quarter	7.75	2.25
Fourth Quarter	5.90	2.80

2006
First Quarter	4.40	1.5
Second Quarter	2.85	0.12
Third Quarter	0.35	0.08
Fourth Quarter	0.065	0.0175

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

Stock Based Compensation

Convertible Preferred Stock

In October 2004, the Company filed a Schedule 14C and amended its Articles of Incorporation to authorize 200,000,000 shares of convertible preferred stock in one or more series, at a par value of .001 per share. During the fourth quarter ended December 31, 2004, the Company issued a total of 19,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), 3,562,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) and 6,500,000 shares of Series C Convertible Preferred Stock for performance bonuses for various services rendered to the Company. The stock was issued at par, or $.001 per share. The cost of the performance bonuses has been charged to operations and the related Capital stock has been increased by $29,062 with no entry required for additional paid-in-capital.

Convertible Preferred Stock, Series A

During the twelve month period ended December 31, 2006 we converted 13,550,000 shares of this series stock into 13,550,000 shares of common stock on a one-for-one basis. During March 2006 we also received back, and cancelled 2,000,000 shares of Series A preferred stock as part of the sale of our wholly owned subsidiary, eWorldMedia, Inc. to a shareholder and former director of the company.

In September 2006, we issued 11,000,000 shares of convertible preferred series A stock to three of its officers as bonus for employment agreements. In October 2006, we issued 2,000,000 shares of convertible preferred series A stock to one its officers as a bonus for employment agreement.

Convertible Preferred Stock, Series B

For the twelve month period ended December 31, 2006, we issued an additional 10,310,000 shares of this series of stock for consulting. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred.

During December 2006, the Company agreed to acquire of all of the stock of Better Bodies, Inc., whereby Better Bodies, Inc. became a wholly owned subsidiary of the Company. 100% of the shares of Better Bodies, Inc. were acquired from Mr. Wayne Bailey for 10,000,000 shares of the Company's series A preferred stock.

During the twelve month period ended December 31, 2006 we converted 6,452,000 shares of this series stock into 6,452,000 shares of common stock on a one-for-one basis.

Convertible Preferred Stock, Series D

As partial compensation for the acquisition of MCR, the Company granted 800,000 shares of a newly created class of preferred stock, Series D Convertible Preferred Stock (“Series D Preferred”) on December 31, 2005.

Convertible Preferred Stock, Series C

On October 12, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series C. The stock is non-voting and is convertible into common stock at a ratio of 200 shares of common for each share of series C preferred stock.

During the twelve month period ended December 31,2006 we converted 29,000 shares of this series stock into 5,800,000 shares of common stock on a 200 shares of common for each share of series C preferred stock. During the quarter, we also filed with the state of Nevada, notice of cancellation of this series of stock and as such we purchased back from existing shareholders 5,771,000 shares that were issued and outstanding for a total purchase price of $5,771.

Preferred Stock, Series D

The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. MCR Printing and Packaging Corporation (MCR) was founded by Mr. Mario Ramirez in 1985 and was joined shortly thereafter in 1986, by Mr. Luis Vargas, as partner. MCR Printing and Packaging Corporation became a wholly owned subsidiary of the Company. 100% of the shares of MCR were acquired from Mr. Ramirez for 800,000 shares of the Company's series D preferred stock. The conversion rate of Series D Preferred shall be variable, contingent upon the market value of the Company's common stock at the time of conversion. Each 100,000 share block shall be valued at $1,000,000. The number of shares of common stock into which the 100,000 share block may be converted shall equal 1,000,000 divided by the market price of the Company's common stock at the time of conversion. The market price of the common stock shall be the ten day weighted average trading price of the Buyer's common stock, with a ceiling of $1.00 and a floor of $0.05 for the purposes of the conversion.

In a letter to the Company dated November 20, 2006, Mr. Ramirez informed the Company that he intended to exercise his rights of rescission. The Company agreed to terminate the Purchase Agreement immediately because its Board of Directors believes it to be in the best interests of the Company to refocus its resources on new acquisition opportunities outside the printing and manufacturing arenas. The decision to terminate was mutual and amicable among the parties, and the Stock Purchase Agreement was fully terminated and rescinded on November 21, 2006.

Pursuant to the Rescission Agreement, all 33,334,000 Common Shares and all of the remaining 600,000 Series D Preferred Shares delivered to Mr. Ramirez per the Stock Purchase Agreement were returned to the Company. In addition, Mr. Ramirez and MCR will repay to the Company $265,000 in cash that the Company raised and provided for MCR. No rescission penalties were incurred by the Company.

The following table summarizes the preferred shares outstanding at December 31, 2006.

      Annual
   Total Series     Dividends  Conversion
   Outstanding Stated Value Voting   Rate   Rate
Series A  17,250,000 $ 17,250 Yes  None  1 to 1
Series B  21,151,859  21,152 No  None  1 to 1
Series C*  0  $ 0 No None 200 to 1
Series D   0 0 Yes None  Variable

* The class of Series C Convertible Preferred Stock was withdrawn in the first quarter of 2006.

Each share of Series A Preferred is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each share of Series A Preferred. Such right to convert commences as of the date the shares of Series A Preferred Stock are issued to a holder (the “Issue Date”) and continues for a period of 10 years, ending on the 10th anniversary of the Issue Date. No shares of Series A Preferred were converted into common stock during 2004 and 2005. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock are entitled to the number of votes on such matters equal to the number of shares of Series A Preferred Stock held by such holder multiplied by 35. Series A Preferred is not subject to reverse stock splits.

Each share of Series B Preferred is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each share of Series B Preferred. Such right to convert commences as of the date the shares of Series B Preferred Stock are issued to a holder (the “Issue Date”) and continues for a period of 10 years, ending on the 10th anniversary of the Issue Date. No shares of Series B Preferred were converted into common stock during 2004 and 2005. Series B Preferred is not subject to reverse stock splits.

Convertible Preferred Stock, Series C
All outstanding shares of Series C Preferred Convertible Stock have been redeemed by the Company and the Certificate of Designation of Series C Convertible Preferred Stock has been withdrawn. A total of 5,771,000 shares of Series C Preferred were redeemed at the redemption price of $.0.001 for an aggregate of $5,771.00, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

Convertible Preferred Stock, Series D
Series D Preferred Stock is senior to the Company’s Series A Preferred Stock and common stock in the event of liquidation of the Company, is entitled to dividends on an as converted basis and is entitled to vote on an as converted basis. The conversion rate of Series D Preferred is variable, contingent upon the market value of the Company’s common stock at the time of conversion. Each 100,000 share block is valued at $1,000,000. The number of shares of common stock into which the 100,000 share block may be converted equals 1,000,000 divided by the market price of the Company’s common stock at the time of conversion. The market price of the common stock shall be the ten day weighted average trading price of the Buyer’s common stock, with a ceiling of $1.00 and a floor of $0.05 for the purposes of the conversion.

Other Transactions

As partial compensation for the acquisition of MCR, the Company agreed to deliver 800,000 shares of Series D Preferred to Mario Ramirez.

The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company’s Series B Preferred. Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. No shares were issued pursuant to this Purchase Agreement and it has since been terminated.

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company’s wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company’s Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $68,345.

Purchases of Equity Securities

The Company, pursuant to unanimous consent of its Board of Directors, withdrew the Certificate of Designation of Series C Convertible Preferred Stock (“Series C Preferred”). This withdrawal was filed with Secretary of State of Nevada and is effective as of February 3, 2006. At the time of said withdrawal, there were no shares of Series C Preferred issued and outstanding.

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

Prior to the withdrawal, the Company redeemed the outstanding shares of said class, which were beneficially held by Ronald C. Touchard and Henning D. Morales, both officers and directors of the Company. A total of 5,771,000 shares of Series C Preferred were redeemed at the redemption price of $.0.001 for an aggregate of $5,771.00, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company’s wholly owned subsidiary eWorldMedia, Inc. (“eWorldMedia”) with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales delivered two million shares of the Company’s Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," “PLAN,” "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the historical financial statements of Liberty Diversified Holdings, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-KSB.

Overview

The Company’s business model focuses in part on the acquisition and development of viable subsidiaries. Since December 31, 2005, the Company has changed its corporate name and its trading symbol, purchased MCR Printing and Packaging Corporation, divested itself of its only non-profitable subsidiary along with its entire $1.6 million in debt and announced the impending launch of Packaging City.

With the spin off of eWorldMedia, the Company no longer needs additional financing to continue operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Statement Data
	2005	2005

Revenue from operations	3,639,673	484,177
Gross profit (Loss)	1,346,818	432,458
Income (Loss) from operations	(8,466,302)	(4,359,118)
Net Income (Loss)	(9,973,871)	(3,936,993)
Net Income (Loss) per Share	(.34)	(140.62)
Balance Sheet Data
Total Assets	361,521	10,527,668
Total Liabilities	(521,546)	(4,100,386)
Stockholders' Equity	(160,025)	6,427,282
(deficit)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The consolidated net (loss) for the fiscal year ended December 31, 2006 was $(9,973,871) compared with a net loss of $(3,936,993) for the fiscal year ended December 31, 2005. The primary reason for the significant increase was the issuance of preferred stock for services, commissions and consulting fees. The Company generated consolidated net revenues of $3,639,673 during the twelve months ended December 31, 2006 compared with net revenues of $484,177 in the previous fiscal year ended December 31, 2005.

The Company expended $545,005 for salaries and wages during fiscal year ended December 31, 2006 as compared to $663,234 during the fiscal year ended December 31, 2005. In addition, the Company incurred $2,276,609 for commissions and outside consulting services during the current fiscal year, which represents an increase in expense compared to $2,081,911 spent in this category during the prior fiscal year.

Total general and administrative expenses increased to $6,734,764 in the current fiscal year from $1,928,839 a year prior.

Liquidity and Capital Resources

At December 31, 2006, the Company had retained earnings of $(21,812,520) as compared to retained earnings on December 31, 2005 of (11,648,552). Net cash used in operating activities was $(767,728) for the fiscal year ended December 31, 2006, compared to $(598,250) of net cash provided by operating activities for the year ended December 31, 2005.

In fiscal year ending December 31, 2006, the Company received $299,476 in cash from the acquisition. Net cash provided by financing activities in the fiscal year ending December 31, 2006 was $290,000 as compared to net cash provided by financing activities of $720,550 in fiscal year ended December 31, 2005.
Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

NAME	AGE	POSITION	TERM(S) OF OFFICE
Ronald C. Touchard	48	Chairman, CEO, Treasurer	November 2002 to the present
Wayne K. Bailey	59	Chief Financial Officer, Secretary, Director	September 2006 to the present
Dr. Michael Brown	60	President, Director	November 2006 to the present

Biographies of Officer and Directors

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

Wayne K. Bailey founded AIM Plastics Inc, which in ten years grew to employ 65 people with annual sales in excess of $15 million. AIM developed the process for forming PET plastic and became part of the development team of Eastman Chemical for the PET products. From January 1990 -2002 Mr. Bailey was Chief Operating Officer and Chief Financial Officer of a network of companies in the aerospace, steel processing, specialty rebar, and metal forming industries including Valley Steel, Anodyne, Oasis Water and Valley Rebar. These companies grew to employ over 350 people with revenues in excess of $35 million. From 2002 to 2005 Mr. Bailey was Chief Financial Officer of Consumer Direct of America, a publicly traded mortgage bank with loan originations of more than $1 billion. Since 2005 Mr. Bailey has been CEO of Better Bodies Inc., a health and fitness company that imports high tech equipment for the wellness industry, and has appeared as its spokesman on Good Morning America and on California local news stations. Mr. Bailey attended the University of Utah, Henager College of Business and LDS Business College, earning degrees in Accounting and Business. He also worked with Arthur Young and Company as an auditor, and as lead auditor of small to mid sized companies, both public and private.

Dr. Michael Brown is an experienced senior executive. As co-founder and President of Huron Valley Institute from 1974 to 1981, he built and then later sold one of the largest private psychological and training institutes in the country. In 1977 he founded Spectrum Psychological Services, a national non-profit educational program providing training seminars for business, sales and helping professionals, where he held the positions of President and Director of Training from 1978 to 1986. From 1986 through 1998 he was Sr. Vice President of Kahler Communications, Inc., an international consulting, training and development company specializing in management communications, motivation, and leadership training. From 1998 to 2001 he was Vice-President of Sales & Marketing for I-Network International. Dr. Brown’s affiliation with Liberty began in 2001 when he, along with Mr. Touchard and others, co-founded one of Liberty’s former subsidiaries, and he assumed the position of Vice-President of Communications. Dr. Brown is also an internationally known author, trainer, and consultant. His books have been translated into seven languages, and he has trained and lectured extensively throughout the U.S. and Europe. Dr. Brown received his Ph.D. from Michigan State University and has held teaching positions at several colleges and universities. He also has an extensive background in health and fitness and was a member of the Product Advisory Board for Nutrition for Life International from 1996 to 2000, lecturing and training extensively on health, fitness and weight loss and authoring three nutrition and wellness related tape series: “You Don’t Have to Be Sick to Get Better”, “Why Weight?”, and “Get Healthy! Feel Great! Look Terrific! Be Happy”. For more than 30 years he has been training trainers and developing consulting and training programs for all levels of management development, encompassing such areas as Personality Management, Sales, Process Communication, Leadership Development, Team-Building, Managing Change, and others. Most recently, Dr. Brown has been applying his knowledge and expertise in the areas of Organizational Change, Adult Development and Managing Life/Career Transitions.

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

The Company has been named in a Lawsuit with Dwayne Heppner on a Matter that was a note for $30,000 between eWorldMedia, Inc., the Company’s former Subsidiary and Dwayne Heppner, the company believes that this is a matter between eWorldMedia, Inc, the Company’s former Subsidiary and Dwayne Heppner and does not involve Liberty Diversified Holdings, Inc. and the company is defending and trying to be removed from the case.

Also on April 16, 2007 the company’s attorney informed the company that they were being added to a lawsuit between eWorldMedia, Inc., the company’s former subsidiary, and FM 2 Radio. The company has not received any details on the lawsuit but will defend to be removed from the case as it has nothing to do with the matter, which was strictly between FM 2 and the company’s former subsidiary, eWorldMedia, Inc.

First Reserve Corporation, Inc. holds a debt against the company of approximately $19,000. This debt stems from lawsuit dated January 29, 2004 which was settled on October 11, 2004 in the amount of $14,125.71 plus 8% interest. The company was in default of the settlement and a judgment was issued on Feb 24, 2006 in the amount of $17,218.37 plus 10% annual interest. The company is in negotiations to settle this debt but final settlement has been difficult and delayed due to the current low market value of the company’s stock.

The Company is not aware of any other current, pending or threatened legal proceedings against the Company, its subsidiaries or any of its officers or directors.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company. The Code of Ethics is incorporated by reference herein and also posted on the Company’s website at libertydiversifiedholdings.com.

Audit Committee

The Company currently does not have an audit committee. The company has recently appointed Wayne Bailey as a new director to its board to fill the vacancy created upon the resignation and departure of Mr. Mario Ramirez. With this recent change, the board will meet to determine the need for such committee and the timing of its establishment.

ITEM 10. EXECUTIVE COMPENSATION

GENERAL COMPENSATION DISCUSSION

All decisions regarding compensation for the Company’s executive officers and executive compensation programs are reviewed and approved by the Board of Directors. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual’s contributions to the Company’s success, any significant changes in role or responsibility, and internal equity of pay relationships.

In September 2006 the company executed an employment agreement with its CEO and in December the company executed an employment agreement with its CFO and its President. These officers have not yet received compensation for their services, but will as soon as the company’s financial position allows. CEO Ron Touchard will receive $15,000 per month, CFO Wayne Bailey will receive $11,000 per month and President Dr. Michael Brown will receive $8,000 per month. The Company currently does not compensate its directors for services at this time. Prior to March 25, 2006, the Company’s officers and directors, Ronald C. Touchard and Henning D. Morales (former officer and director), also served as officers and directors of the Company’s wholly owned operating subsidiary, eWorldMedia, Inc., and were compensated for their services through eWorldMedia, Inc., accordingly.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of outstanding common stock and voting Series A Convertible Preferred Stock and Series D Convertible Preferred Stock beneficially owned as of the date hereof by (i) each of our directors and executive officers and (ii) all directors and executive officers as a group. No other persons or entities are known by us to own beneficially more than 5% of our common stock, Series A Preferred stock or Series B Preferred stock based upon 629,499,213 issued and outstanding common shares, 18,750,000 issued and outstanding Series A Convertible Preferred shares and 21,151,834 outstanding Series B (non-voting) Convertible Preferred shares.

NAME AND ADDRESS OF BENEFICIAL OWNER [1]  Unless otherwise indicated, the address for each of these stockholders is c/o Liberty Diversified Holdings, Inc., 2100 West Orangewood Avenue, Suite 220, Orange, California 92868. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
	COMMON STOCK BENEFICIALLY OWNED		PREFERRED STOCK BENEFICIALLY OWNED
	NUMBER	PERCENT	NUMBER (Series)	PERCENT
Ronald C. Touchard,*+ CEO, President Treasurer and Chairman of Board	22,233,500[2] Includes 20,000,000 shares of common stock held in name of The Touchard Family Trust, 1,9335,500 shares of common stock held by Ronald C. Touchard Separate Property Trust and 300,000 shares of common stock held in the name of Mr. Touchard’s wife, Misty Touchard.	3.5%	8,800,000 (A)[3] 4,600,000 Shares of Series A Convertible Preferred are held in the name of Ronald C. Touchard Separate Property Trust 44,200,000 Shares of Series A Convertible Preferred are held in the name of The Touchard Family Trust. ,4	46.9%
Wayne Bailey, Chief Financial Officer	20,000,000	3.2%	2,000,000 (A) 10,000,000 (B)	10.7.0% 47.3%
Dr. Michael Brown, President	20,000,000	3.2%	3,500,000 (A)	18.7%
All officers and directors as a group (3 persons)	62,233,500	9.9%	14,300,000(A) 10,000,000 (B)	35.8% 47.3%

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company’s wholly owned subsidiary eWorldMedia with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company’s Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts ad liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $68,345.

In May 2004, pursuant to a written promissory note, Danilo Morales, the father of Henning Morales, a former officer and director of both the Company and its former wholly owned subsidiary, eWorldMedia, Inc., loaned eWorldMedia, Inc. $20,000. The note was satisfied through payment of 133,333 shares of the Company’s Series A Preferred stock on October 25, 2005. Henning Morales is currently a 15% beneficial owner of the Company’s common stock.

In February 2005, pursuant to a written promissory note, Tori Smith, the sister-in-law of Ronald Touchard, an officer and director of both the Company and its former wholly owned subsidiary, eWorldMedia, Inc., loaned eWorldMedia, Inc. $80,000. The note was due in May of 2005 but was extended indefinitely for consideration of 150,000 shares of the Company’s Series B Preferred stock.

The Company currently occupies a portion of office space leased and occupied by MCR in Orange, California. Liberty does not pay rent to MCR. The fair market value of the rent for the premises occupied by Liberty is approximately $1,000 per month.

ITEM 13. EXHIBITS

Exhibit
Number        Description

3.1  Articles of Incorporation of Maxum Development Inc., filed September 21, 19995.
3.2  Articles of Amendment to Articles of Incorporation filed June 7, 20006.
3.3  Articles of Amendment to Articles of Incorporation filed December 5, 20007.
3.4  Articles of Amendment to Articles of Incorporation of Maxim Development, Inc. filed August 30, 2001.8
3.5  Articles of Amendment to the Articles of Incorporation of Tropical Leisure Resorts, Inc. filed November 1, 20028.
3.6  Certificate of Amendment to the Articles of Incorporation filed October 4, 2004.4
3.7  Certificate of Amendment to the Articles of Incorporation filed January 5, 2006.
3.8  Certificate of Designation for the Series A Preferred Stock.4
3.9  Certificate of Designation for the Series B Preferred Stock. 5
3.10  Certificate of Designation for the Series D Preferred Stock, filed herewith.
3.11  Bylaws of Tropical Leisure Resorts, Inc.5 Incorporated by reference to the Company’s report on Form 8K filed October 9, 2001.
9.1  Voting Agreement between Ronald C. Touchard and Mario Ramirez dated April 3, 2006.6
10.1  Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc.6
10.2  Stock Purchase Agreement for the acquisition of MCR Printing and Packaging,  Corp. between the Company, MCR and Mario Ramirez dated December 31,  2005.7
10.3  Amendment to Stock Purchase Agreement for the acquisition of MCR dated  January 6, 2006.8  Incorporated by reference to the Company’s report on Form 8K filed January 6, 2006.
10.4  Amendment No. 2 to the Stock Purchase Agreement for the acquisition of MCR  dated April 3, 2006.9
10.5  Purchase and Sale Agreement for the sale of eWorldMedia, Inc between the  Company and Henning Morales dated March 25, 2006.10
10.6  Termination and Release dated April 7, 2006 between the Company and Craig  Williams, filed herewith.11
10.7  Purchase Agreement between the Company and Craig Williams for the  acquisition of  Peaceful Feet Shoeshine Inc. dated September 6, 2005 filed herewith 12
10.8  Non-Programming Technology Licensing Agreement with SofCast, Inc. and Mike  Kolsy dated July 21, 2005 filed herewith.13
10.9  Addendum to Agreement with SofCast and Mike Kolsy, filed herewith.14
10.10  Consulting Agreement between the Company and Xquisite Enterprises, LLC date  September 29, 2005 filed herewith 15
10.11  Employment Agreement between the Company, MCR and Mario Ramirez dated  January 3, 2006 filed herewith 16
10.12  Stock Performance Agreement between the Company, MCR and Mario Ramirez dated January 3, 2006 filed herewith. 17
10.13   Form of Irrevocable Proxy, filed herewith. 18
10.14  Office Lease Agreement, Tecate, Mexico facility, filed herewith. 19
10.15  Office Lease Agreement, Orange, California, filed herewith. 20
14   Code of Ethics.24
21.1  Subsidiary - Better Bodies, Inc. Purchase Agreement
22.2 Subsidiary - Serotonin Solutions, Inc. (SSI) Purchase Agreement
23.1   Consent of Kabani & Company, filed herewith.
31.1 Certification of Ronald C. Touchard, Chief Executive Officer of Liberty Diversified Holdings, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Wayne K. Bailey Chief Financial Officer of Liberty Diversified Holdings, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of Ronald C. Touchard, Chief Executive Officer of Liberty Diversified Holdings, Inc., and Wayne K. Bailey, Chief Financial Officer of Liberty Diversified Holdings, Inc., as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants (“Chisholm”)

Kabani & Company, LLC, Certified Public Accountants (“Kabani”)

Chisholm was our independent auditor and examined our financial statements for the fiscal years ending December 31, 2004 and December 31, 2005. Chisholm performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2004 and December 31, 2005.

Chisholm, Bierwolf & Nilson, LLC, withdrew as our principal accountants in February 2007 and was replaced with new principal accountants Kabani & Company, LLC.

Audit Fees

Chisholm was paid aggregate fees of approximately $27,000 for the fiscal year ended December 31, 2004 and approximately $43,000 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit Related Fees

Chisholm was not paid additional fees for the fiscal years December 31, 2005 or December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements. The company did however pay nominal fees to Chisholm for Edgaring reports filed with the commission.

Tax Fees

None.

All Other Fees

None.

Audit Committee

The Company currently has no audit committee. The company has recently appointed Wayne K. Bailey as a new director to its board to fill the vacancy created upon the resignation and departure of Mr. Mario Ramirez. With this recent change, the board will meet to determine the need for such committee and the timing of its establishment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

LIBERTY DIVERSIFIED HOLDINGS, INC.

Dated: April 17, 2007  /s/ Ronald C. Touchard
By: Ronald C. Touchard
Chief Executive Officer,
Co-Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature    Title     Date

/s/ Ronald C. Touchard  Co-Chairman of the Board,         April 17, 2007
Ronald C. Touchard                     Chief Executive Officer

/s/ Wayne K. Bailey                     Chief Financial Officer,  April 17, 2007
Wayne K. Bailey   Secretary

LIBERTY DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:
Cash And Cash Equivalents	$60
Other Receivables	100,975
Due From A Related Party	600
Total Current Assets	101,635

Property And Equipment, Net	106,886

Other Receivable - Non Current	153,000

Total Assets	$361,521

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
Accrued Expenses	$77,797
Other Payables	210,015
Unearned Revenue	9,500
Notes payables - Current	16,294
Total Current Liabilities	313,606

Long-term Liabilities:
Notes payables - Non Current	207,940
Total liabilities	521,546

Commitments	-

Stockholders' Deficit:
Series A convertible preferred stock
20,000,000 shares authorized, $0.001 par value,
19,250,000 shares issued and 17,250,000 shares outstanding	17,250
Series B convertible preferred stock
30,000,000 shares authorized, $0.001 par value
21,151,834 shares issued and outstanding	21,152
Series D convertible preferred stock
20,000,000 shares authorized, $0.001 par value
600,000 shares issued and zero shares outstanding	-
Common stock: 100,000,000 shares authorized, $0.001 par value
130,998,213 shares issued and 95,499,213 outstanding	95,499
Additional paid-in-capital	21,518,594
Accumulated deficits	(21,812,520)
Total Stockholders' Deficit	(160,025)
Total Liabilities And Stockholders' Deficit	$361,521

The accompanying notes are an integral part of these financial statements

LIBERTY DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	DECEMBER 31,
	2006	2005

Net revenue	$3,639,673	$484,177

Cost of revenue	2,292,855	51,719

Gross profit	1,346,818	432,458

Operating expenses
Amortization and depreciation expenses	256,742	117,592
Professional & consulting fees	2,276,609	2,081,911
Salaries and wages	545,005	663,234
General & administrative expenses	6,734,764	1,928,839

Total operating expenses	9,813,120	4,791,576

Loss from operations	(8,466,302)	(4,359,118)

Other income (expense):
Gain (loss) on disposal of subsidiaries	(563,367)	500,000
Loss on settlement of debt	(966,000)	-
Impairment of Assets	-	(26,529)
Other income	23,627	93,678
Interest expense	(1,829)	(145,024)
Total other income (expense)	(1,507,569)	422,125

Net loss	$(9,973,871)	$(3,936,993)

Basic and diluted weighted average shares outstanding	29,571,741	31,000
Basic and diluted net loss per share	$(0.34)	$(141)

*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2006 and 2005 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these financial statements.

Liberty Diversified Holdings, Inc. And Subsidiary
Consolidated Statement of Stockholders' Deficit
For The Years Ended December 31, 2006 And 2005

							Additional	Retained
	Preferred Stock		Common Stock				Paid-in	Earnings	Stockholers'
	Shares	Amount	Shares		Amount		Capital	(Deficit)	Equity (Deficit)

Balance at January 1, 2005	29,062,000	$29,062	74		$-		$6,470,738	$(7,711,559)	$(1,211,759)

Stock issued under ESIP between $0.0015 and $0.0075 per share	-	-	13		-		375,000	-	375,000

Shares adjusted for reverse stock split at 300 to 1	-	-	25,050		25		26,743	-	26,768

Stock issued for converted preferred series C ar $0.001 per share	(100,000)	(100)	1,000		1		-	-	(99)

Stock issued for converted preferred series C ar $0.001 per share	(600,000)	(600)	6,000		6		-	-	(594)

Series A preferred shares issued at $0.001 for performance bonus	800,000	800	-		-		-	-	800

Series B preferred shares issued for PPM between $0.25 and $0.50	1,475,800	1,476	-		-		521,212	-	522,688

Series B preferred shares issued at $0.001 for performance bonus	7,619,630	7,620	-		-		1,904,908	-	1,912,528

Series B preferred shares issued between $0.25 and $0.50 for performance bonus	2,944,000	2,944	-		-		736,000	-	738,944

Series D preferred shares issued at $0.001 for MCR packaging and printing acquisition	800,000	800	-		-		7,999,200	-	8,000,000

Rounding due to reverse split	-	-	(354)		-		-	-	-

Net loss for the year ended December 31, 2005	-	-	-		-		-	(3,936,993)	(3,936,993)

Balance at December 31, 2005	42,001,430	42,001	31,782		32		18,033,800	(11,648,552)	6,427,281

Beginning balance adjustment	1,692,834	1,693	-		-		-	-	1,693

Preferred Stocks A converted to common stocks in 2006	(13,550,000)	(13,550)	13,550,000		13,550		-	-	-

Preferred Stocks B converted to common stocks in 2006	(6,452,000)	(6,452)	6,452,000		6,452		-	-	-

Preferred stocks C converted to common stocks in 2006	(29,000)	(29)	5,800,000		5,800		(5,829)		(58)
-
Preferred stocks C cancelled	(5,771,000)	(5,771)	-		-		-		(5,771)
-
Series D Preferred Shares convert to common stock	(200,000)	(200)	33,334,000		33,334		(33,534)		(400)
-
Preferred Stock Series A issued to Better Bodies in 2006	10,000,000	10,000	-		-		173,766		183,766

Preferred stock series B issued to officers	13,000,000	13,000	-		-		780,000	-	793,000

Preferred Stock series A cancelled of selling eWorldMedia	(2,000,000)	(2,000)	-		-		(398,000)	-	(400,000)

Preferred stock series B issued for cash @$0.50	310,000	310	-		-		154,690	-	155,000

Common stock issued to employees and consultants in 2006	-	-	8,235,431		8,235		5,680,052	-	5,688,287

Common stock issued for cash at $0.25--$0.50/shares	-	-	470,000		470		134,530	-	135,000

Common restricted stock issued as performance bonuses to MCR employees	-	-	2,000,000		2,000		238,000	-	240,000

Common stock issued to purchase Innovative Packaging Inc	-	-	16,250,000		16,250		2,096,250	-	2,112,500

Common stock issued to consultant for Innovative Packaging Inc	-	-	1,625,000		1,625		97,500	-	99,125

Common stock issued for settlement of debt	-	-	43,000,000		43,000		989,000	-	1,032,000

Common stock returned for MCR Rescission	(600,000)	(600)	(35,499,000)		(35,499)		(6,673,881)	-	(6,709,980)

Common stock issued for loan extension	-	-	250,000		250		252,250	-	252,500

Retained earnings from acquisition of Better Bodies	-	-	-	#	-	-	-	(190,097)	(190,097)

Net loss for the year ended December 31, 2006	-	-	-	#	-	-	-	(9,973,871)	(9,973,871)

Balance at December 31, 2006	38,402,264	$38,402	95,499,213		$95,499		$21,518,594	$(21,812,520)	$(160,025)

The accompanying notes are an integral part of these financial statements

LIBERTY DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	DECEMBER 31,
	2006	2005
Cash Flows From Operating Activites
Net loss	$(9,973,871)	$(3,936,993)
Adjustments to reconcile net Loss to cash
used in operating activities:
Loss on disposal of subsidiaries	563,367	-
Loss on settlement of debt	966,000	-
Depreciation and amortization	256,742	117,592
Net loss from disposed companies	241,523	-
Stock issued for services	6,481,287	3,255,913
(Increase) / decrease in assets:
Accounts Receivable	253,475	9,930
Prepaid Expenses	-	25,629
Increase / (decrease) in liabilities:
Commissions Payable	-	(78,845)
Accrued Expenses	-	118,829
Accrued Interest	-	55,568
Accounts Payable	219,515	(165,873)
Net cash used in operating activities	(767,728)	(598,250)

Cash Flows From Investing Activites
Cash from acquisition of subsidiary	299,476	155,350
Disposal of Furniture and Equipment	-	(113,750)
Net Cash Provided by Investing Activities	299,476	41,600

Cash Flows From Financing Activites
Net Proceeds from exercise of stock options	-	309,856
Net Proceeds from the issuance of common stock	155,000	146,794
Net Proceeds from the issuance of preferred stock	135,000	-
Net Proceeds from notes payable related party	224,234	263,900
Net Cash Provided by Financing Activities	290,000	720,550

Net Increase (Decrease) During the Period	(178,252)	163,900
Cash and cash equivalents, Beginning of the period	178,312	14,412
Cash and cash equivalent, End of the period	$60	$178,312

Supplemental Cash Flow Information
Interest Paid	$1,829	$145,024
Income Taxes Paid	$-	$-

Non-Cash Investing and Financing Activities
Stock Issued for Services	$6,481,287	$3,255,913
Stock Issued To Aquire Assets	$2,395,391	$8,000,000
Stock Issued to Pay Interest on Notes Payable	$-	$139,084

The accompanying notes are an integral part of these financial statements

Notes To Consolidated Financial Statements
December 31, 2006

1.	Company Introduction

Liberty Diversified Holdings, Inc. (LDHI, the Company, we, us, our) was originally incorporated in the State of Massachusetts on February 21, 1966, under the name "Sanson Institute of Heraldry, Inc.," and changed its name in 1975 to Cardinal Industries, Inc. The Company then changed its domicile to Nevada and changed its name to Maxum Development, Inc. In September 2001, Maxum Development, Inc. changed its name to Tropical Leisure Resorts, Inc. Subsequently, on November 4, 2002, in contemplation of the closing of a reverse acquisition transaction with eWorldMedia, Inc., a Nevada corporation, Tropical Leisure Resorts, Inc. changed its name to "eWorldMedia Holdings, Inc."

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

From December 31, 2002 through December 30, 2005, eWorldMedia, Inc. was the Company’s only active subsidiary. eWorldMedia, Inc. was established to market and distribute products and services for internet advertising. eWorldMedia, Inc. offers Internet-based business solutions to retail merchants and service-oriented professionals as well as individuals interested in starting a home-based business. eWorldMedia, Inc.’s Internet-based business solutions include a variety of products that allow subscribers to enhance their electronic business applications. On March 25, 2006 eWorldMedia, Inc. was sold outright to Henning D. Morales, an prior officer, director and shareholder of the Company.

The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. MCR Printing and Packaging Corporation (MCR) was founded by Mr. Mario Ramirez in 1985 and was joined shortly thereafter in 1986, by Mr. Luis Vargas, as partner. The Company was incorporated as a California corporation in 1990. In a treasury stock transaction in 2003, Mr. Vargas’ interest was retired. The purpose of the business is to offer printing and packaging products for resale. In 1996, the Company opened a finishing plant in Tecate, Mexico. This facility has been primarily utilized as an expense center. In 2004, this facility became the primary location for operating activity.

On November 21, 2006, Liberty Diversified Holdings, Inc. (the “Company”), Mario Ramirez and MCR Printing & Packaging Corp. (“MCR”) executed a Rescission of Stock Purchase Agreement (the “Rescission Agreement”) with regards to the Company’s purchase of MCR Printing and Packaging Corp. on December 31, 2005.

The Stock Purchase Agreement for the purchase of MCR (the “Purchase Agreement”), provided that 100% of the ownership of MCR would be transferred to the Company by Mario Ramirez and that MCR would operate as a wholly owned subsidiary of the Company. As partial compensation, Mario Ramirez received 800,000 shares of the Company’s Series D Preferred Shares. 200,000 of these shares were later converted to 33,334,000 Common Shares. The Agreement also contained a Rescission Clause allowing Mr. Ramirez and MCR to rescind the Agreement if the Company did not raise $3 million for MCR within 13 months of the signing of the Agreement.

In a letter to the Company dated November 20, 2006, Mr. Ramirez informed the Company that he intended to exercise his rights of rescission. The Company agreed to terminate the Purchase Agreement immediately because its Board of Directors believes it to be in the best interests of the Company to refocus its resources on new acquisition opportunities outside the printing and manufacturing arenas. The decision to terminate was mutual and amicable among the parties, and the Stock Purchase Agreement was fully terminated and rescinded on November 21, 2006.

Pursuant to the Rescission Agreement, all 33,334,000 Common Shares and all of the remaining 600,000 Series D Preferred Shares delivered to Mr. Ramirez per the Stock Purchase Agreement were returned to the Company. In addition, Mr. Ramirez and MCR will repay to the Company $265,000 in cash that the Company raised and provided for MCR. No rescission penalties were incurred by the Company.

On November 21, 2006 the Company sold 100% of its wholly-owned subsidiary Packaging City, Inc. to Mario Ramirez for $5,000. Packaging City, Inc. was formed in September 2006 to provide marketing and support services for MCR Printing and Packaging Corp. and has no reported revenues.

On November 21, 2006 Mario Ramirez resigned from all of his positions with the Company, which included Member of the Board of Directors, Co-Chairman of the Board of Directors, and VP of Manufacturing Acquisitions & Subsidiaries

The Company acquired 100% of Innovative Packaging Technologies, Inc. on September 12, 2006. Innovative Packaging Technologies, Inc. was formed under the laws of the State of Florida on August 7, 2006. Innovative Packaging Technologies acquired the licensing of two US Patents that relate to packaging. One is an Organic Acids Incorporated Edible Antimicrobial film. The other is a Directional Image Transmission Sheet. Both patents can either be put into use at MCR or licensed to other packaging companies.

On November 21, 2006 the Company sold 100% of its wholly-owned subsidiary Innovative Packaging Technologies, Inc. (IPTI) to Mario Ramirez for $100. IPTI was acquired in September 2006 to provide new technologies for MCR Printing and Packaging Corp. IPTI has no reported revenues.

On December 8, 2006, the Company agreed to acquire of all of the stock of Better Bodies, Inc., whereby Better Bodies, Inc. became a wholly owned subsidiary of the Company. 100% of the shares of Better Bodies, Inc. were acquired from Mr. Wayne Bailey for 10,000,000 shares of the Company's series B preferred stock.

Better Bodies, Inc. contains a licensing agreement and marketing rights for “CelluBike”, a revolutionary product which integrates cardio-vascular exercise with modern infrared technology to assist in weight loss and the reduction of cellulite and inches. CelluBike also offer numerous additional potential applications for the health and wellness and medical professions, as well. Better Bodies, Inc. was formed in 2006 to import and operate CelluBike locations throughout the U.S. and eventually worldwide. Locations are currently operating in the Southern California, Utah and Las Vegas, Nevada areas. Better Bodies also markets CelluBikes to Day Spas, Wellness Centers, Nutrition Centers and to celebrities.

2.	Significant Accounting Policies

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Liberty Diversified Holdings, Inc.. the accounts of its wholly owned subsidiary, Better Bodies, Inc., and accounts in the statement of operations for the companies which were wholly owned during the year ended December 31, 2006, (including MCR Printing & Packaging Corp., eWorldMedia, Inc., Innovative Packaging Technologies, Inc., and Packaging City, Inc.), Collectively “the Company”. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of estimates

The preparation of financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 5 years for machinery and equipments.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted net loss per shares for the years ended December 31, 2006 and 2005 were $0.34 and $141, respectively.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Revenue recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2006, unearned revenue is $9,500.

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

As of December 31, 2006, there is no goodwill.

Stock based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. The Company did not have any outstanding options as of December 31, 2006 and 2005.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

General and Administrative Costs

General and administrative expenses include fees for office space, compensated absences, travel and entertainment costs, insurance and marketing & promotional meeting costs.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2006 and 2005 were $24,960 and $201,317, respectively.

Recent pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement

b.  The date that adoption is required

c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement its financial statements.

3.	Other Receivables

As of December 31, 2006, other receivables amounted to $253,975. The other receivables include $253,000 and $975 from two unrelated parties. The other receivables are unsecured, and interest free. Of the total other receivables, $100,975 is current and $153,000 is non current.

Total  Current           Non current
Other receivable                 $253,000          $100,000  $153,000
Other receivable                       975                  -                             975
Total   $253,975                   $100,000                $153,975

4.	Property And Equipment

Net property and equipment as of December 31, 2006 is as follows:

Machinery& equipment	$109,066

Less: Accumulated depreciation	(2,180)
$106,886

Depreciation expenses of manufacturing machines incurred during the year ended December 31, 2006 for the disposed subsidiaries are $882,268 and are recorded under cost of revenue. Depreciation expenses of $6,964 incurred during the year for the disposed subsidiaries are recorded under depreciation expenses.

Depreciation expenses for the years ended December 31, 2006 and 2005 were $9,144 and $12,913, respectively.

5.	Intangible Assets and Accumulated Amortization

The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. Total cost incurred for this acquisition was $8,000,000 which included the intangible asset relating to intellectual property valued at $1,324,773 and goodwill valued at $1,973,060. The intellectual property is amortized over 5 years in straight line basis. On November 21, 2006, Liberty Diversified Holdings, Inc. (the “Company”), Mario Ramirez and MCR Printing & Packaging Corp. (“MCR”) executed a Rescission of Stock Purchase Agreement (the “Rescission Agreement”) with regards to the Company’s purchase of MCR Printing and Packaging Corp. on December 31, 2005. The amortization expenses incurred from January 1, 2006 to the date of disposal has been recorded in the statement of operation. Amortization expenses for the intellectual property are $242,876 and $0 for the years ended December 31, 2006 and 2005, respectively.

The Company acquired 100% of Innovative Packaging Technologies, Inc. in September 2006. The acquisition of Innovative was a tax free exchange of stock. The Company gave 16,250,000 shares for all of the issued and outstanding shares of Innovative Packaging Technologies, Inc. Total cost incurred for this acquisition was $2,112,500 which included the licensing of two US Patents valued at $85,000 and $350,000 in cash. The intellectual property is amortized over 3 years in straight line basis. The amortization expenses incurred during the period from acquisition and disposal has been recorded in the statement of operation. Amortization expenses for the intellectual property are $4,722 and $0 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there are no intangible assets.

6.	Litigation

On September 16, 2005 Fastlink International, Ltd. filed a complaint against the Company, Henning D. Morales, Ronald C. Touchard and Thoroughbred Entertainment Industries, Inc. alleging fraud, deceit, breach of contract and intentional misrepresentation, among other causes of action regarding investments made in Thoroughbred Entertainment Industries, Inc. The Directors of the Company believe the Company was wrongfully named as a defendant and are in the process of trying to obtain a dismissal of the Company as a defendant in this action. In the alternative, the Company will defend vigorously against the action. The management believes that the chance of potential loss related to this litigation is remote.

First Reserve Corporation, Inc. holds a debt against the company of approximately $19,000. This debt stems from lawsuit dated January 29, 2004 which was settled on October 11, 2004 in the amount of $14,125.71 plus 8% interest. The company was in default of the settlement and a judgment was issued on Feb 24, 2006 in the amount of $17,218.37 plus 10% annual interest. The company is in negotiations to settle this debt but final settlement has been difficult and delayed due to the current low market value of the company’s stock.

The Company is not aware of any other current, pending or threatened legal proceedings against the Company, its subsidiaries or any of its officers or directors.

7.	Other Payables

As of December 31, 2006, other payables amounted to $210,015, including $67,109 to professional service providers, $60,634 credit card payable for business expenses, and $82,272 other payables. These other payables are due to unrelated parties, due on demand, unsecured, and interest free.

8.	Accrued Expenses

As of December 31, 2006, Accrued expenses amounted to $77,797 and include $25,000 professional expense, $51,750 accrued payroll and payroll tax expense, and $1,047 accrued interest.

9.	Notes Payables

Celtic Bank - Utah has provided a loan to Better Bodies, Inc. for $133,000 on February 2006, with interest payable at the bank’s base lending rate, plus 1.5%. This loan was used to purchase CelluBikes for the company operated locations. This note is secured with the equipment and personal guarantees. Interest expense of $1,209 for the period after acquisition has been included in the consolidated financial statement. Accrued interest related to this loan is $1,047 as of December 31, 2006 and is recorded in accrued expenses. The note payable as of December 31, 2006 amounted $124,234, of which $16,294 is current, and $107,940 is non current.

Better Bodies, Inc. has a loan from unrelated party of $100,000 as of December 31, 2006. The loan is issued on February 2006 and there is no due date. This loan is secured by equipment, with 6% interest rate. Interest expense of $620 for the period after acquisition has been included in the consolidated financial statement. As of December 31, 2006, there is no accrued interest expense for this loan.

On December 13, 2006 the company settled a $66,000 debt with Michael N. Brette and his assigns for a total of 43,000,000 shares of common stock. Michael N. Brette and his assigns also hold a separate debt of $71,000 which the company is in negotiations to settle. Final settlement of this debt has been difficult and delayed due to the current low market value of the company’s stock.

First Reserve Corporation, Inc. holds a debt against the company of approximately $19,000. This debt stems from lawsuit dated January 29, 2004 which was settled on October 11, 2004 in the amount of $14,125.71 plus 8% interest. The company was in default of the settlement and a judgment was issued on Feb 24, 2006 in the amount of $17,218.37 plus 10% annual interest. The company is in negotiations to settle this debt but final settlement has been difficult and delayed due to the current low market value of the company’s stock.

Stockgroup Media, Inc. Inc. holds a debt against the company of $12,375 for services rendered in 2006.
The scheduled principal payments on these notes are as follows:

Years ended December 31,

2007	$16,294
2008	16,679
2009	18,504
2010	20,492
2011	22,694
Thereafter	129,571

Total	224,234
Current portion	16,294

Non current portion	$207,940

10.	Related Party Transactions

As of December 31, 2006, due from a related party amounted to $600. Due to related party is due from an officer and shareholder, unsecured, interest free, due on demand, and all current.

11.	Stockholder’s Equity

Convertible preferred stock

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

The following table summarizes the preferred shares outstanding at December 31, 2006

      Annual
     Total Series Dividends Conversion
   Outstanding  Stated Value Voting  Rate  Rate
Series A       17,250,000     $17,250          Yes     None  1 to 1
Series B        21,151,859       21,152           No     None   1 to 1
Series C                -                    -                  -            -            -
Series D                -                    -                No     None (see below)

Each Series A share is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each series A share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the “Issue Date”) and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 35.

Each Series B share is convertible into common stock at any time, at the option of the holder, at a conversion rate of one common share for each series B share. Such right to convert shall commence as of the date the shares of such Series A Preferred Stock are issued to such holder (the “Issue Date”) and shall continue thereafter for a period of 10 years, such period ending on the 10th anniversary of the Issue Date.

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

Preferred Stock, Series A

During the twelve month period ended December 31, 2005 we issued an additional 800,000 shares of this series stock as performance bonuses. The stock is super-voting where each share of preferred maintains voting rights to 35 common shares. The shares are convertible into common stock at a ratio of 1 share of common for each share of series A preferred and the preferred shares are not subject to reverse stock splits. None of the preferred stock series A shares were converted to common stock as of December 31, 2005.

During the twelve month period ended December 31, 2006 we converted 13,550,000 shares of this series stock into 13,550,000 shares of common stock on a one-for-one basis.

In March 2006 we also received back, and cancelled 2,000,000 shares of Series A preferred stock as part of the sale of our wholly owned subsidiary, eWorldMedia, Inc. to a shareholder and former director of the company.

In September 2006, we issued 13,000,000 shares of convertible preferred series A stock to three of its officers (6,000,000, 3,000,000, and 2,000,000, respectively) and 3,000,000 to one previous officer, and as bonus for employment agreements.

In October 2006, we issued 2,000,000 shares of convertible preferred series A stock to one its officers as a bonus for employment agreement.

Preferred Stock, Series B

For the year ended December 31, 2005, we issued an additional 1,624,000 shares of this series of stock as performance bonuses. The series was established for performance based incentives. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

During the year ended December 31, 2005, we issued an additional 9,210,634 shares of this restricted series of stock as performance based incentives and 35,000 shares of this restricted series of stock as interest costs for loans to the company. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

During the year ended December 31, 2005, we issued an additional 674,200 shares of this restricted series of stock as performance based incentives, 50,000 shares as finder's fees and 149,000 shares of this restricted series of stock as interest costs for loans to the company. On August 1, 2005 we issued 250,000 shares of restricted stock to Sofcast Technologies, LLC for the purchase of their "Sticky Tool Bar" technology.

During the year ended December 31, 2005, we issued 300,000 shares of restricted stock in relation to the deployment of our travel search engine technology. On September 29, 2005 we issued 500,000 shares to acquire the business concept of Peaceful Feet. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits.

During the year ended December 31, 2005 we issued an additional 2,203,500 shares of this restricted series of stock as performance based incentives and 505,000 shares of this restricted series of stock as interest costs for loans to the company. We also cancelled 500,000 shares that had been previously issued in error to the business concept of Peaceful Feet, whose purchase agreement had subsequently been rescinded. The stock is non-voting and is convertible into common stock at a ratio of 1 share of common for each share of series B preferred. The preferred shares are not subject to reverse stock splits. No shares were converted to common stock as of December 31, 2005.

During the year ended December 31, 2006, the Company agreed to acquire of all of the stock of Better Bodies, Inc., whereby Better Bodies, Inc. became a wholly owned subsidiary of the Company. 100% of the shares of Better Bodies, Inc. were acquired from related party for 10,000,000 shares of the Company's series A preferred stock.

During the year ended December 31, 2006, we converted 6,452,000 shares of this series stock into 6,452,000 shares of common stock on a one-for-one basis.

Series B Preferred Stock Issued for Cash

During the year ended December 31, 2006, we issued 310,000 series A preferred stock shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $155,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. Finder fee of $15,500 related to this stock sale is deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

Preferred Stock, Series B - Regulation D, Rule 506 Offering

During the year ended December 31, 2005 we sold 191,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $95,500. Of the proceeds received, we paid cash finder's fees of $9,500 associated with our private offering.

During the year ended December 31, 2005 we sold 667,500 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 to $1.00 per share and we received gross proceeds of $279,400. Of the proceeds received, we paid cash finder's fees of $10,000 associated with our private offering.

During the year ended December 31, 2005 we sold 622,300 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, we obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold between $0.25 to $0.50 per share and we received gross proceeds of $211,150. As of December 31, 2005, no shares have been converted into common stock.

Preferred Stock, Series C

On October 12, 2004 we filed a Certificate of Designation with the State of Nevada authorizing 20,000,000 shares of Preferred Stock, Series C. The stock is non-voting and is convertible into common stock at a ratio of 200 shares of common for each share of series C preferred stock.

During the twelve month period ended December 31, 2006 we converted 29,000 shares of this series stock into 5,800,000 shares of common stock on a 200 shares of common for each share of series C preferred stock.

The Company, pursuant to unanimous consent of its Board of Directors, withdrew the Certificate of Designation of Series C Convertible Preferred Stock ("Series C Preferred"). This withdrawal was filed with Secretary of State of Nevada and is effective as of February 3, 2006. At the time of said withdrawal, there were no shares of Series C Preferred issued and outstanding. Prior to the withdrawal, the Company redeemed the outstanding shares of said class, which were beneficially held by Ronald C. Touchard and Henning D. Morales, both officers and directors of the Company. A total of 5,771,000 shares of Series C Preferred were redeemed at the redemption price of $.0.001 for an aggregate of $5,771, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

Preferred Stock, Series D.

The Company acquired 100% of MCR Printing and Packaging Corporation in December 2005. MCR Printing and Packaging Corporation became a wholly owned subsidiary of the Company. 100% of the shares of MCR were acquired from Mr. Ramirez for 800,000 shares of the Company's series D preferred stock. The conversion rate of Series D Preferred shall be variable, contingent upon the market value of the Company's common stock at the time of conversion. Each 100,000 share block shall be valued at $1,000,000. The number of shares of common stock into which the 100,000 share block may be converted shall equal 1,000,000 divided by the market price of the Company's common stock at the time of conversion. The market price of the common stock shall be the ten day weighted average trading price of the Buyer's common stock, with a ceiling of $1.00 and a floor of $0.05 for the purposes of the conversion.

The Stock Purchase Agreement was fully terminated and rescinded on November 21, 2006. During the period from acquisition to disposal, 200,000 Series D Preferred Stock were converted to 33,334,000 Common Stock.

Pursuant to the Rescission Agreement, all 33,334,000 Common Shares and all of the remaining 600,000 Series D Preferred Shares delivered to Mr. Ramirez per the Stock Purchase Agreement were returned to the Company. In addition, Mario returned extra 165,000 common shares.

Common Stock Issued For Cash

During the year ended December 31, 2006, we issued 470,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.25 to $0.50 per share and we received gross proceeds of $135,000. The issuance is recorded net of the expenses and payments of the fund raising expenses. Finder fee of $13,500 related to this stock sale is deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

Common Stock Issued For Services

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

During the year ended December 31, 2006, we issued 8,235,431 shares to employees and consultants. Expenses of these shares issued amounted $5,688,287 for the year ended December 31, 2006.

Common Stock Issued for Performance Bonuses
During the year ended December 31, 2006, we issued restricted common stock totaling 2,000,000 shares as performance bonuses to key employees of our wholly owned subsidiary, MCR Printing and Packaging. The non-cash compensation expense associated with these issuances totaled $240,000. The shares were issued in accordance with Section 4(2), and/or Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 506 of Regulation D and/or Rule 701 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Act. We made this offering based on the following factors: (1) the issuances were limited in nature to the isolated private transactions by the Company which did not involve a public offering; (2) there were a limited number of offerees who were issued the Company's stock as a performance bonus; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

The Stock Purchase Agreement was fully terminated and rescinded on November 21, 2006. The 2,000,000 shares given as performance bonuses to key employees was also returned to the Company.

Common Stock Issued For Conversions

During the period ended March 31, 2005, the Company issued 140,000,000 shares of common stock for 700,000 shares of preferred stock Series C at a conversion rate of 200 shares of common for each share of preferred stock. Accordingly, an expense has been charged $139,300 which represents the amount of common stock received over the par value of the preferred stock.

During the twelve month period ended December 31, 2006 we issued a total of 59,136,000 shares of common stock upon the conversion of 13,550,000 shares of Preferred Series A on one to one basis, 6,452,000 shares of Preferred Series B on one to one basis, 29,000 shares of Preferred C on one to 200 basis, and 200,000 shares of Preferred D converted to 33,334,000 shares common stock as referred to above.

Common Stock Issued For Settlement Of Debt

During the year ended December 31, 2006, the Company issued 43,000,000 shares common stock to settle debt of $66,000. The shares are valued at $0.024 per share. Total loss of $966,000 of the settlement of debt is recorded.

Common Stock Issued To Extend Loan

During the year ended December 31, 2006, the Company issued 250,000 shares common stock to extend a loan payable which belongs to eWorldMedia, Inc. The shares are valued at $1.01 per share. Total cost of $252,500 is recorded in G&A expenses.

Common Stock Splits

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

The common stock splits has been retroactively stated in all financial statements.

12.	Loss From Termination of Acquisitions

As of December 31, 2006, total loss from termination of acquisitions amounted to $563,367.

Termination of Purchase Agreements of Peaceful Feet

The Agreement for Purchase of Peaceful Feet provided that 100% of the ownership of Peaceful Feet would be transferred to the Company by Craig Williams and Peaceful Feet would operate as a wholly owned subsidiary of the Company. As partial compensation, Craig Williams was to receive 500,000 shares of the Company’s Series B Preferred Stock. Mr. Williams was also entitled to up to an additional 1,500,000 Preferred Shares based upon performance of Peaceful Feet. The agreement was not fully consummated and upon mutual release and satisfaction of both parties on April 7, 2006 the Purchase Agreement was terminated no shares issued. There is no loss related to the termination of purchase agreements of Peaceful Feet.

Rescission of the Stock Purchase Agreement with MCR Printing and Packaging Corp.

On November 21, 2006, Liberty Diversified Holdings, Inc. (the “Company”), Mario Ramirez and MCR Printing & Packaging Corp. (“MCR”) executed a Rescission of Stock Purchase Agreement (the “Rescission Agreement”) with regards to the Company’s purchase of MCR Printing and Packaging Corp. on December 31, 2005.

The Stock Purchase Agreement for the purchase of MCR (the “Purchase Agreement”), provided that 100% of the ownership of MCR would be transferred to the Company by Mario Ramirez and that MCR would operate as a wholly owned subsidiary of the Company. As partial compensation, Mario Ramirez received 800,000 shares of the Company’s Series D Preferred Shares. 200,000 of these shares were later converted to 33,334,000 Common Shares. The Agreement also contained a Rescission Clause allowing Mr. Ramirez and MCR to rescind the Agreement if the Company did not raise $3 million for MCR within 13 months of the signing of the Agreement.

Pursuant to the Rescission Agreement, all 33,334,000 Common Shares and all of the remaining 600,000 Series D Preferred Shares delivered to Mr. Ramirez per the Stock Purchase Agreement were returned to the Company. In addition, Mr. Ramirez and MCR will repay to the Company $265,000 in cash that the Company raised and provided for MCR. No rescission penalties were incurred by the Company.

Loss of $779,294 is recorded for the rescission of the stock purchase agreement with MCR Printing and Packaging Corp.

Sale of the wholly owned subsidiary, eWorldMedia, Inc.

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of 100% of the Company’s wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, a previous officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company’s Series A Preferred Stock and $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia along with the net assets and formally resigned as officer and director of Liberty Diversified Holdings, Inc. However, he remains a shareholder of the company. Most of the shareholders of the common stock of eWorldMedia, Inc. continued to be shareholders of Liberty Diversified Holdings, Inc.

Mr. Morales tendered $50,000 cash and 2,000,000 shares of Preferred Series A stock valued at $400,000 at the time of return. This resulted in a gain on the sale of the subsidiary of $1,998,605 for Liberty Diversified Holdings, Inc.

The acquisition and disposal of Innovative Packaging Technologies, Inc

The Company acquired 100% of Innovative Packaging Technologies, Inc. on September 12, 2006. Innovative Packaging Technologies, Inc. was formed under the laws of the State of Florida on August 7, 2006. Innovative Packaging Technologies acquired the licensing of two US Patents that relate to packaging. The Company issued 16,250,000 shares of common stock for the aquisition and $1,625,000 shares to consultants for providing services in the acquisition. The Company paid $31,000 finder fee which is recorded against additional paid in capital.

On November 21, 2006 the Company sold 100% of its wholly-owned subsidiary Innovative Packaging Technologies, Inc. (IPTI) to an unrelated party for $100. IPTI was acquired in September 2006 to provide new technologies for MCR Printing and Packaging Corp. IPTI has no reported revenues.

This resulted in a loss on the sale of the subsidiary of $1,757,678 for Liberty Diversified Holdings, Inc.

The Sale of Packaging City, Inc.

On November 21, 2006 the Company sold 100% of its wholly-owned subsidiary Packaging City, Inc. to Mario Ramirez for $5,000. Packaging City, Inc. was formed in September 2006 to provide marketing and support services for MCR Printing and Packaging Corp. and has no reported revenues.

This resulted in a loss on the sale of the subsidiary of $25,000 for Liberty Diversified Holdings, Inc.

13.	The Acquisition of Better Bodies Inc.

On December 8, 2006, the Company acquire all of the stock of Better Bodies, Inc., whereby Better Bodies, Inc. became a wholly owned subsidiary of the Company. 100% of the shares of Better Bodies, Inc. were acquired from Mr. Wayne Bailey (related party) for 10,000,000 shares of the Company's series B preferred stock.

Better Bodies, Inc. contains a licensing agreement and marketing rights for “CelluBike”, a revolutionary product which integrates cardio-vascular exercise with modern infrared technology to assist in weight loss and the reduction of cellulite and inches. CelluBike also offer numerous additional potential applications for the health and wellness and medical professions, as well. Better Bodies, Inc. was formed in 2006 to import and operate CelluBike locations throughout the U.S. and eventually worldwide. Locations are currently operating in the Southern California, Utah and Las Vegas, Nevada areas. Better Bodies also markets CelluBikes to Day Spas, Wellness Centers, Nutrition Centers and to celebrities.

The acquisition was accounted under the purchase method of accounting. The results of the Company include the results of Better Bodies, Inc. as of December 8, 2006 through December 31, 2006. The cost of the acquisition was $179,742 and no goodwill is recorded as it is counted as related party transactions.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Other receivable	$975
Property and equipment, net	111,246
Total assets	$112,221

Accrued liabilities	$67,729
Notes payable	224,234
Total liabilities	$291,963

Net asset acquired	$(179,742)

Consideration paid:
Total cost of investment	$179,742
Total Acquisition cost	$(179,742)
Goodwill	-

The pro forma information below shows the impact of Better Bodies Inc’s operations on the Company’s results as if it had been combined at the beginning of the year ended December 31, 2006, respectively.

Statement of Operations	Twelve Months Ended December 31, 2006
(Unaudited)

Net Revenue	$3,909,406
Cost Of Revenue	2,512,419
Gross Profit	1,396,987
Expenses

Operation Expenses	14,786,652
Loss From Operation	(13,398,665)

Other Expenses	1,582,316

Net Loss	$(14,980,981)

Net Loss Per Share - Basic and Diluted	$(0.51)
Basic And Diluted Weighted Average Shares Outstanding	29,571,741

14.	Income Tax

Through December 31, 2006, the Company incurred net operating losses for tax purposes of approximately $26,000,000. The net operating loss carry forward may be used to reduce taxable income through the year 2026. Net operating loss for carry forward for the State of California is generally available to reduce taxable income through the year 2011. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance, due to net operating loss carry forward as of December 31, 2006 was $8,840,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax assets at December 31, 2006 are as follows:

Net operating loss	$26,000,000
Deferred tax asset	8,840,000
Less: valuation allowance	(8,840,000)
$--

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

	December 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(0)	(0)
Changes in valuation allowance	34	34
Tax expense at actual rate	--	--

15.	Operating Leases

The Company has a month to month lease agreement with monthly payment of $975 for Better Bodies, Inc. There is no lease agreement for Liberty.

Total Lease Commitments for the next five years after December 31, 2006 are as follows:

Year Amount

2007 $11,700
2008 11,700
2009 11,700
2010 11,700
2011 11,700
Total $58,500

Rent expenses for the years ended December 31, 2006 and 2005 were $374,704 and $163,312, respectively. The rent expenses in 2006 includes $370,454 rent expenses for MCR, and $3,100 rent expenses for eWorld, and $1,150 rent expenses for Better Bodies.

16.	Going Concern

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended December 31, 2006, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

17. Events Subsequent

The company on February 6, 2007 acquired SeroTonin Solutions, Inc. (SSI) from Utek Corporation in a stock-for-stock transaction. SSI was previously a wholly-owned subsidiary of Utek and is now a 100% wholly-owned subsidiary of Liberty Diversified Holdings, Inc. The agreement includes the transfer of exclusive worldwide marketing licenses for the patented Serotrim® Weight Loss Drink and the Serotonin Weight Loss Diet, including license to use the Serotrim® trademark and all related names, logos, designs and likenesses, and co-marketing rights to Dr. Judith Wurtman’s recently released book, “The Serotonin Power Diet”.

SSI recently entered into a license agreement with BackBay Scientific, Inc. for Serotrim®. Serotrim is a patented pre-meal appetite control drink developed by Dr. Judith Wurtman, a research scientist at the Massachusetts Institute of Technology. Prudent testing was preformed at the Triad Weight Management Center of McLean Hospital, a teaching hospital associated with the Harvard University Medical School. We believe that the Serotrim® Weight Loss Plan works by raising brain serotonin levels and thus increasing one’s sense of fullness, which in turn reduces between-meal snacking.

The Serotrim® Weight Loss Program and the Serotrim® Appetite Control Beverage were developed by Dr. Judith Wurtman and Dr. Richard Wurtman based on research discoveries at the Massachusetts Institute of Technology and at the Triad Weight Management Center of McLean Hospital, a Harvard University teaching hospital. The research done by the Wurtmans discovered that natural foods increase the activity of certain brain chemicals that affect mental alertness, emotional well-being, and physical and psychological hungers. In addition, people following a carbohydrate-rich, low fat, portion-controlled eating plan are less likely to respond to stress, frustration, anxiety, anger and fatigue by overeating. The Serotrim® appetite control beverage consists of natural carbohydrates that boost brain serotonin levels quickly and effectively and increase "satiety" or a feeling of fullness. This feeling of fullness makes it easier to control portion sizes and to eliminate the temptation to snack between meals. The Serotrim® Weight Loss Program is a twelve-week weight loss plan that utilizes the Serotrim® appetite control beverage to supplement a low fat, portion-controlled eating plan. The research behind the diet as well as the plan itself is described in detail in Dr. Wurtman’s book, “The Serotonin Power Diet”, which was released December 2006 and will also be marketed by SSI.