Form 10KSB/A
LIBERTY DIVERSIFIED HOLDINGS INC
filed 2007-04-20
CIK 355168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

(949) 376-4846
Issuer's telephone number

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the most recent fiscal year were $900.

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents as filed by Liberty Diversified Holdings, Inc. or its predecessors are incorporated by reference herein.

EXPLANATORY NOTE: This amended 10K is being filed because the Company inadvertently originally filed the wrong version. This is the correct and final version that should have been filed.

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

The Company has been named in a Lawsuit with Dwayne Heppner on a Matter that was a note for $30,000 between eWorldMedia, Inc, the Company’s former Subsidiary and Dwayne Heppner, the company believes that this is a matter between eWorldMedia, Inc , the Company’s former Subsidiary and Dwayne Heppner and does not involve Liberty Diversified Holdings, Inc and the company is defending and trying to be removed from the case.

Also on April 16, 2007 the company’s attorney informed the company that they were being added to a lawsuit between eWorldMedia, Inc., the Company’s former Subsidiary and FM 2 Radio. The company has not received any details on the lawsuit but will defend to be removed from the case as it has nothing to do with the matter, which was between FM 2 and the company’s former subsidiary, eWorldMedia, Inc.

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

During the twelve month period ended December 31, 2006 the Company converted 6,452,000 shares of this series stock into 6,452,000 shares of common stock on a one-for-one basis.

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

The following table summarizes the preferred shares outstanding at December 31, 2006.

		Total Series		Annual
	Outstanding	Stated Value	Voting	Dividends Rate	Conversion Rate

Series A	17,250,000	$17,250	Yes	None	1 to 1
Series B	21,151,859	21,152	No	None	1 to 1
Series C	0	0	No	None	200 to 1
Series D	0	0	Yes	None	Variable

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

Convertible Preferred Stock, Series C

All outstanding shares of Series C Preferred Convertible Stock have been redeemed by the Company and the Certificate of Designation of Series C Convertible Preferred Stock has been withdrawn. A total of 5,771,000 shares of Series C Preferred were redeemed at the redemption price of $0.001 for an aggregate of $5,771.00, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

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

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company’s wholly owned subsidiary eWorldMedia, Inc. with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company’s Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts and liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $45,251.

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

Prior to the withdrawal, the Company redeemed the outstanding shares of said class, which were beneficially held by Ronald C. Touchard and Henning D. Morales, both officers and directors of the Company. A total of 5,771,000 shares of Series C Preferred were redeemed at the redemption price of $0.001 for an aggregate of $5,771.00, pursuant to a Corporate Stock Redemption Agreement dated January 26, 2006.

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

On November 21, 2006 Mario Ramirez resigned from all of his positions with the Company, which included Member of the Board of Directors, Co-Chairman of the Board of Directors, and VP of Manufacturing Acquisitions & Subsidiaries.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2006	2005
Income Statement Data
Revenue from operations	900	484,177
Gross profit	900	432,458
Loss from operations	(11,426,577)	(4,359,118)
Net Loss	(14,418,829)	(3,936,993)
Net Loss per Share	(0.49)	(140.62)
Balance Sheet Data
Total Assets	361,521	10,527,668
Total Liabilities	597,431	4,100,386
Stockholders' Equity (deficit)	(235,910)	6,427,282

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The consolidated net loss for the fiscal year ended December 31, 2006 was $(14,418,829) compared with a net loss of $(3,936,993) for the fiscal year ended December 31, 2005. The primary reason for the significant increase was the issuance of preferred stock for services, commissions and consulting fees. The Company generated consolidated net revenues of $900 during the twelve months ended December 31, 2006 compared with net revenues of $484,177 in the previous fiscal year ended December 31, 2005.

The Company expended $5,633,822 for salaries and wages during fiscal year ended December 31, 2006 as compared to $663,234 during the fiscal year ended December 31, 2005. In addition, the Company incurred $5,704,458 for commissions and outside consulting services during the current fiscal year, which represents an increase in expense compared to $2,081,911 spent in this category during the prior fiscal year.

Total general and administrative expenses decreased to $86,117 in the current fiscal year from $1,928,839 a year prior.

Liquidity and Capital Resources

At December 31, 2006, the Company had retained earnings of $(31,251,147) as compared to retained earnings on December 31, 2005 of (11,648,552). Net cash used in operating activities was $(148,252) for the fiscal year ended December 31, 2006, compared to $(598,250) of net cash provided by operating activities for the year ended December 31, 2005.

In fiscal year ending December 31, 2006, the Company used $30,000 in cash from financing activities as compared to net cash provided by financing activities of $720,550 in fiscal year ended December 31, 2005.

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

NAME AND ADDRESS OF BENEFICIAL OWNER [1]  Unless otherwise indicated, the address for each of these stockholders is c/o Liberty Diversified Holdings, Inc., 2100 West Oragewood Avenue, Suite 220, Orage, CA 92868. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 25, 2006, the Company executed a Purchase and Sale Agreement for the sale of the Company’s wholly owned subsidiary eWorldMedia with Henning D. Morales, an officer, director and shareholder of the Company. Pursuant to the terms of the Agreement, Mr. Morales agreed to deliver two million shares of the Company’s Series A Preferred Stock and a $50,000 cash payment to the Company in exchange for 100% of the outstanding stock of eWorldMedia, consisting of 12,656,000 shares of $0.001 par value common stock. Pursuant to the terms of the Agreement Mr. Morales assumed all of the debts ad liabilities of eWorldMedia, totaling approximately 1.6 million. At the time of the sale, the assets of eWorldMedia were valued at approximately $45,251.

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

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Maxum Development Inc., filed September 21, 1999[5].
3.2	Articles of Amendment to Articles of Incorporation filed June 7, 2000[6].
3.3	Articles of Amendment to Articles of Incorporation filed December 5, 2000[7].
3.4	Articles of Amendment to Articles of Incorporation of Maxim Development, Inc. filed August 30, 2001.[8]
3.5	Articles of Amendment to the Articles of Incorporation of Tropical Leisure Resorts, Inc. filed November 1, 2002[8].
3.6	Certificate of Amendment to the Articles of Incorporation filed October 4, 2004.[4]
3.7	Certificate of Amendment to the Articles of Incorporation filed January 5, 2006.
3.8	Certificate of Designation for the Series A Preferred Stock.[4]
3.9	Certificate of Designation for the Series B Preferred Stock. [5]
3.10	Certificate of Designation for the Series D Preferred Stock, filed herewith.
3.11	Bylaws of Tropical Leisure Resorts, Inc.[5]
9.1	Voting Agreement between Ronald C. Touchard and Mario Ramirez dated April 3, 2006.[6]
10.1	Stock-For-Stock Exchange Agreement dated November 1, 2002, by and between Tropical Leisure Resorts, Inc. and eWorldMedia, Inc.[6]
10.2	Stock Purchase Agreement for the acquisition of MCR Printing and Packaging, Corp. between the Company, MCR and Mario Ramirez dated December 31, 2005.[7]
10.3	Amendment to Stock Purchase Agreement for the acquisition of MCR dated January 6, 2006.[8]
10.4	Amendment No. 2 to the Stock Purchase Agreement for the acquisition of MCR dated April 3, 2006.[9]
10.5	Purchase and Sale Agreement for the sale of eWorldMedia, Inc between the Company and Henning Morales dated March 25, 2006.[10]
10.6	Termination and Release dated April 7, 2006 between the Company and Craig Williams, filed herewith.[11]
10.7	Purchase Agreement between the Company and Craig Williams for the acquisition of Peaceful Feet Shoeshine Inc. dated September 6, 2005 filed herewith [12]
10.8	Non-Programming Technology Licensing Agreement with SofCast, Inc. and Mike Kolsy dated July 21, 2005 filed herewith.[13]
10.9	Addendum to Agreement with SofCast and Mike Kolsy, filed herewith.[14]
10.10	Consulting Agreement between the Company and Xquisite Enterprises, LLC date September 29, 2005 filed herewith [15]
10.11	Employment Agreement between the Company, MCR and Mario Ramirez dated January 3, 2006 filed herewith [16]
10.12	Stock Performance Agreement between the Company, MCR and Mario Ramirez dated January 3, 2006 filed herewith. [17]
10.13	Form of Irrevocable Proxy, filed herewith. [18]
10.14	Office Lease Agreement, Tecate, Mexico facility, filed herewith. [19]
10.15	Office Lease Agreement, Orange, California, filed herewith. [20]
14	Code of Ethics.[24]
21.1	Subsidiary - Better Bodies, Inc. Purchase Agreement
22.2	Subsidiary - Serotonin Solutions, Inc. (SSI) Purchase Agreement
23.1	Consent of Kabani & Company, filed herewith.
31.1	Certification of Ronald C. Touchard, Chief Executive Officer of Liberty Diversified Holdings, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Wayne K. Bailey Chief Financial Officer of Liberty Diversified Holdings, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Ronald C. Touchard, Chief Executive Officer of Liberty Diversified Holdings, Inc., and Wayne K. Bailey, Chief Financial Officer of Liberty Diversified Holdings, Inc., as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

1
2
3
10 Incorporated by reference to the Company’s report on Form 10KSB filed April 28, 2005.
11 Incorporated by reference to the Company’s report on Form 10KSB filed April 28, 2005.
13 Incorporated by reference to the Company’s report on Form 8K filed April 4, 2006.
14 Incorporated by reference to the Company’s report on Form 8K filed November 4, 2002.
7 Incorporated by reference to the Company’s report on Form 8K filed January 6, 2006.
8 Incorporated by reference to the Company’s report on Form 8K filed January 6, 2006.
9 Incorporated by reference to the Company’s report on Form 8K filed April 4, 2006.
10 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
11 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
12 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
13 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
14 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
15 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
16 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
17 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
18 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
19 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
20 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.
24 Incorporated by reference to the Company’s report on Form 8K filed March 28, 2006.

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

Audit Fees

Kabani & Company, Inc. was paid aggregate fees of approximately $15,000 for the fiscal year ended December 31, 2006 for professional services rendered for the audit of our annual financial statements.
Chisholm was paid aggregate fees of approximately $27,000 for the fiscal year ended December 31, 2004 and approximately $43,000 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit Related Fees

Chisholm was not paid additional fees for the fiscal years December 31, 2005 or December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements. The company did however pay nominal fees to Chisholm for Edgarizing reports filed with the commission.

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
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald C. Touchard	Chief Executive Officer	April 17, 2007
Ronald C. Touchard	Chairman of the Board

/s/ Wayne K. Bailey	Chief Financial Officer,	April 17, 2007
Wayne K. Bailey	Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Liberty Diversified Holdings, Inc. And Subsidiary

We have audited the accompanying consolidated balance sheet of Liberty Diversified Holdings, Inc, and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Diversified Holdings, Inc, and its subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated as at December 31, 2006 of $31,251,147 including net loss of $14,418,829 for the year ended December 31, 2006. These factors as discussed in Note 16 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 5, 2007

LIBERTY DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:
Cash And Cash Equivalents	$60
Other Receivables	100,975
Due From A Related Party	600
Total Current Assets	101,635

Property And Equipment, Net	106,886

Other Receivable - Non Current	153,000

Total Assets	$361,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued Expenses	$77,797
Other Payables	285,900
Unearned Revenue	9,500
Notes payables - Current	16,294
Total Current Liabilities	389,491

Long-term Liabilities:
Notes payables - Non Current	207,940
Total liabilities	597,431

Commitments	--

Stockholders' Deficit:
Series A convertible preferred stock; 20,000,000 shares authorized, $0.001 par value, 19,250,000 shares issued and 17,250,000 shares outstanding	17,250
Series B convertible preferred stock; 30,000,000 shares authorized, $0.001 par value, 21,151,834 shares issued and outstanding	21,152
Series D convertible preferred stock
Series D convertible preferred stock ; 20,000,000 shares authorized, $0.001 par value, 600,000 shares issued and zero shares outstanding	--
Common stock: 100,000,000 shares authorized, $0.001 par value, 130,998,213 shares issued and 95,499,213 outstanding	95,499
Additional paid-in-capital	30,881,336
Accumulated deficit	(31,251,147)
Total Stockholders' Deficit	(235,910)
Total Liabilities And Stockholders' Deficit	$361,521

The accompanying notes are an integral part of these financial statements

LIBERTY DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	DECEMBER 31,
	2006	2005

Net revenue	$900	$484,177

Cost of revenue	--	51,719

Gross profit	900	432,458

Operating expenses
Amortization and depreciation expenses	2,180	117,592
Professional & consulting fees	5,704,458	2,081,911
Salaries and wages	5,633,822	663,234
General & administrative expenses	86,117	1,928,839
Total operating expenses	11,426,577	4,791,576

Loss from continuing operations before other income and expenses	(11,425,677)	(4,359,118)

Other income (expense):
Gain (loss) on disposal of subsidiaries	--	500,000
Loss on settlement of debt	(923,000)	--
Impairment of Assets	--	(26,529)
Other income	--	93,678
Interest expense	(1,829)	(145,024)
Total other income (expense)	(924,829)	422,125

Loss from continuing operations	(12,350,506)	(3,936,993)

Discontinued operations
Loss from discontinued operations	(949,234)	--
Loss on disposal of subsidiaries	(1,119,089)	--

Net loss	$(14,418,829)	$(3,936,993)

Basic and diluted weighted average shares outstanding	29,571,741	31,000

Basic and diluted net loss per share, continuing operations	$(0.42)	$(140.62)
Basic and diluted net loss per share, discontinued operations	$(0.03)	$-
Basic and diluted net loss per share	$(0.49)	$(140.62)

*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2006 and 2005 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these financial statements

Liberty Diversified Holdings, Inc. And Subsidiary
Consolidated Statement of Stockholders' Deficit
For The Years Ended December 31, 2006 And 2005

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2005	29,062,000	$29,062	74	$-	$6,470,738	$(7,711,559)	$(1,211,759)

Stock issued under ESIP between $0.0015 and $0.0075 per share	-	-	13	-	375,000	-	375,000

Shares adjusted for reverse stock split at 300 to 1	-	-	25,050	25	26,743	-	26,768

Stock issued for converted preferred series C at $0.001 per share	(100,000)	(100)	1,000	1	-	-	(99)

Stock issued for converted preferred series C at $0.001 per share	(600,000)	(600)	6,000	6	-	-	(594)

Series A preferred shares issued at $0.001 for performance bonus	800,000	800	-	-	-	-	800

Series B preferred shares issued for PPM between $0.25 and $0.50	1,475,800	1,476	-	-	521,212	-	522,688

Series B preferred shares issued at $0.001 for performance bonus	7,619,630	7,620	-	-	1,904,908	-	1,912,528

Series B preferred shares issued between $0.25 and $0.50 for performance bonus	2,944,000	2,944	-	-	736,000	-	738,944

Series D preferred shares issued at $0.001 for MCR packaging and printing acquisition	800,000	800	-	-	7,999,200	-	8,000,000

Rounding due to reverse split	-	-	(354)	-	-	-	-

Shares adjustment	1,692,834	1,693	-	-	(1,693)	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(3,936,993)	(3,936,993)

Balance at December 31, 2005	43,694,264	43,694	31,782	32	18,032,107	(11,648,552)	6,427,281

Preferred Stocks A converted to common stocks in 2006	(13,550,000)	(13,550)	13,550,000	13,550	-	-	-

Preferred Stocks B converted to common stocks in 2006	(6,452,000)	(6,452)	6,452,000	6,452	-	-	-

Preferred stocks C converted to common stocks in 2006	(29,000)	(29)	5,800,000	5,800	(5,771)	-	-

Preferred stocks C cancelled	(5,771,000)	(5,771)	-	-	-	-	(5,771)

Series D Preferred Shares convert to common stock	(200,000)	(200)	33,334,000	33,334	(33,134)	-	-

Preferred Stock Series B issued to Better Bodies in 2006	10,000,000	10,000	-	-	4,990,000	(5,183,766)	(183,766)

Preferred stock series A issued to officers	13,000,000	13,000	-	-	780,000	-	793,000

Preferred Stock series A cancelled of selling eWorldMedia	(2,000,000)	(2,000)	-	-	(398,000)	-	(400,000)

Preferred stock series B issued for cash @$0.50	310,000	310	-	-	(310)	-	-

Common stock issued to employees and consultants in 2006	-	-	8,235,431	8,235	10,448,670	-	10,456,905

Common stock issued for cash at $0.25--$0.50/shares	-	-	470,000	470	(470)	-	-

Common restricted stock issued as performance bonuses to MCR employees	-	-	2,000,000	2,000	238,000	-	240,000

Common stock issued to purchase Innovative Packaging Inc	-	-	16,250,000	16,250	2,096,250	-	2,112,500

Common stock issued to consultant for Innovative Packaging Inc	-	-	1,625,000	1,625	209,625	-	211,250

Common stock issued for settlement of debt	-	-	43,000,000	43,000	946,000	-	989,000

Common stock returned for MCR Rescission	(600,000)	(600)	(35,499,000)	(35,499)	(6,673,881)	-	(6,709,980)

Common stock issued for loan extension	-	-	250,000	250	252,250	-	252,500

Net loss for the year ended December 31, 2006	-	-	-	-	-	(14,418,829)	(14,418,829)

Balance at December 31, 2006	38,402,264	$38,402	95,499,213	$95,499	$30,881,336	$(31,251,147)	$(235,910)

The accompanying notes are an integral part of these financial statements

LIBERTY DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	DECEMBER 31,
	2006	2005

Cash Flows From Operating Activities
Net loss from continuing operations	$(12,350,506)	$(3,936,993)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on settlement of debt	923,000	--
Depreciation and amortization	2,180	117,592
Stock issued for services	11,316,249	3,255,913
(Increase) / decrease in assets:
Others Receivable	(254,075)	9,930
Prepaid Expenses	--	25,629
Increase / (decrease) in liabilities:
Commissions Payable	--	(78,845)
Accrued Expenses	--	118,829
Accrued Interest	--	55,568
Accounts And Other Payable	214,900	(165,873)
Net cash used in operating activities	(148,252)	(598,250)

Cash Flows From Investing Activities
Cash from acquisition of subsidiary	--	155,350
Disposal of Furniture and Equipment	--	(113,750)
Net Cash Provided by Investing Activities	--	41,600

Cash Flows From Financing Activities
Net Proceeds from exercise of stock options	--	309,856
Net Proceeds from the issuance of common stock	30,000	146,794
Cash paid for finder fee	(60,000)	--
Net Proceeds from the issuance of preferred stock	--	--
Net Proceeds from notes payable related party	--	263,900
Net Cash Provided by (used in) Financing Activities	(30,000)	720,550

Net Increase (Decrease) During the Period	(178,252)	163,900
Cash and cash equivalents, Beginning of the period	178,312	14,412
Cash and cash equivalent, End of the period	$60	$178,312

Supplemental Cash Flow Information
Interest Paid	$1,829	$145,024
Income Taxes Paid	$--	$--

Non-Cash Investing and Financing Activities
Stock Issued For Services	$6,481,287	$3,255,913
Stock Issued To Acquire Assets	$2,395,391	$8,000,000
Stock Issued to Pay Interest on Notes Payable	$--	$139,084

The accompanying notes are an integral part of these financial statements

Liberty Diversified Holdings, Inc.
Notes To Consolidated Financial Statements
December 31, 2006

Note 1 Business and Operations

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

Note 2 Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Liberty Diversified Holdings, Inc. the accounts of its wholly owned subsidiary, Better Bodies, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted net loss per shares for the years ended December 31, 2006 and 2005 were $0.49 and $141, respectively.

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

Goodwill and Intangible Assets

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

Stock Options and Warrants

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3 Other Receivables

As of December 31, 2006, other receivables amounted to $253,975. The other receivables include $253,000 and $975 from two unrelated parties. The other receivables are unsecured, and interest free. Of the total other receivables, $100,975 is current and $153,000 is non current.

	Total	Current	Non current
Other receivable	$253,000	$100,000	$153,000
Other receivable	975	975	--
Total	$253,975	$100,975	$153,000

Note 4 Property And Equipment

Net property and equipment as of December 31, 2006 is as follows:

Machinery & equipment	$109,066
Less: Accumulated depreciation	(2,180)
$106,886

Depreciation expenses for the years ended December 31, 2006 and 2005 were $2,180 and $12,913, respectively.

Note 5 Intangible Assets and Accumulated Amortization

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

The Company acquired 100% of Innovative Packaging Technologies, Inc. in September 2006. The acquisition of Innovative was a tax free exchange of stock. The Company gave 16,250,000 shares for all of the issued and outstanding shares of Innovative Packaging Technologies, Inc. Total cost incurred for this acquisition was $1,762,500 which included the licensing of two US Patents valued at $85,000. The intellectual property is amortized over 3 years in straight line basis. The amortization expenses incurred during the period from acquisition and disposal has been recorded in the statement of operation. Amortization expenses for the intellectual property are $4,722 and $0 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there are no intangible assets. Amortization expenses incurred in discontinued operations have been recorded in gain (loss) from discontinued operations.

Note 6 Litigation

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

The Company has been named in a Lawsuit with Dwayne Hepner on a Matter that was a note for $30,000 between eWorldMedia, Inc., the Company’s former Subsidiary and Dwayne Heppner, the company believes that this is a matter between eWorldMedia, Inc., the Company’s former Subsidiary and Dwayne Heppner and does not involve Liberty Diversified Holdings, Inc and the company is defending and trying to be removed from the case.

Also on April 16, 2007 the company’s attorney informed the company that they were being added to a lawsuit between eWorldMedia, Inc., the Company’s former Subsidiary and FM 2 Radio, the company has not received any details on the lawsuit but once again will defend to be removed from the case as it has nothing to do with the matter, it was with the company’s former subsidiary.

The management believes that the chances of potential losses related to the litigations are remote.

The Company is not aware of any other current, pending or threatened legal proceedings against the Company, its subsidiaries or any of its officers or directors.

Note 7 Other Payables

As of December 31, 2006, other payables amounted to $285,900, including $67,109 to professional service providers, $60,634 credit card payable for business expenses, and $158,157 other payables. These other payables are due to unrelated parties, due on demand, unsecured, and interest free.

Note 8 Accrued Expenses

As of December 31, 2006, Accrued expenses amounted to $77,797 and include $25,000 professional expense, $51,750 accrued payroll and payroll tax expense, and $1,047 accrued interest.

Note 9 Notes Payables

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

Note 10  Related Party Transactions

As of December 31, 2006, due from a related party amounted to $600. Due to related party is due from an officer and shareholder, unsecured, interest free, due on demand, and all current.

Note 11  Stockholder’s Equity

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

The following table summarizes the preferred shares outstanding at December 31, 2006:

				Annual
	Outstanding	Total Series Stated Value	Voting	Dividends Rate	Conversion Rate

Series A	17,250,000	$17,250	Yes	None	1 to 1
Series B	21,151,859	21,152	No	None	1 to 1
Series C	--	--	--	--	--
Series D	--	--	No	None	None (see below)

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

During the year ended December 31, 2006, the Company agreed to acquire of all of the stock of Better Bodies, Inc., whereby Better Bodies, Inc. became a wholly owned subsidiary of the Company. 100% of the shares of Better Bodies, Inc. were acquired from related party for 10,000,000 shares of the Company's series B preferred stock.

During the year ended December 31, 2006, we converted 6,452,000 shares of this series stock into 6,452,000 shares of common stock on a one-for-one basis.

Series B Preferred Stock Issued for Cash

During the year ended December 31, 2006, we issued 310,000 series A preferred stock shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.50 per share and we received gross proceeds of $155,000. Money was recevied in the year ended December 31, 2005. The issuance is recorded net of the expenses and payments of the fund raising expenses. Finder fee of $15,500 related to this stock sale is deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

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

Common Stock Issued For Cash

During the year ended December 31, 2006, we issued 470,000 shares in a private offering in accordance to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The purchaser was furnished with information regarding the offering and the Company, and had the opportunity to verify the information supplied. Additionally, we obtained a representation from the purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities also bear appropriate restrictive legends. The offering was sold at $0.25 to $0.50 per share and we received gross proceeds of $135,000. The cash has been received in the year ended December 31, 2005. The issuance is recorded net of the expenses and payments of the fund raising expenses. Finder fee of $13,500 related to this stock sale is deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital.

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

During the year ended December 31, 2006, we issued 9,860,431 shares to employees and consultants. Expenses of these shares issued amounted $10,668,155 for the year ended December 31, 2006.

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

Common Stock Issued For Settlement Of Debt

During the year ended December 31, 2006, the Company issued 43,000,000 shares common stock to settle debt of $66,000. The shares are valued at $0.023 per share. Total loss of $923,000 of the settlement of debt is recorded. The shares are issued to for an unrelated creditor for a disposed subsidiary.

Common Stock Issued To Extend Loan

During the year ended December 31, 2006, the Company issued 250,000 shares common stock to extend a loan payable which belongs to eWorldMedia, Inc. The shares are valued at $1.01 per share. Total cost of $252,500 is recorded in Gain/Loss on disposal of subsidiaries.

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

Note 12  Discontinued Operations

The Company had a loss from discontinued operations/disposals amounting to $1,048,089. Following is the detail information for gain (loss) on each disposal:

	eWorld	MCR	Packaging City	Innovative	Total

Investment	$(1,529,605)	$8,218,274	$30,000	$1,762,500	$8,481,169
Less: disposal consideration	398,000	6,958,980	5,000	100	7,362,080

Gain (loss) on disposal	$1,927,605	$(1,259,294)	$(25,000)	$(1,762,400)	$(1,119,089)
Loss from discontinued operation	$(673,785)	$(270,727)	$--	$(4,722)	$(944,234)

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

Mr. Morales tendered $50,000 cash and 2,000,000 shares of Preferred Series A stock valued at $400,000 at the time of return. This resulted in a gain on the sale of the subsidiary of $1,927,605 for Liberty Diversified Holdings, Inc.

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

Pursuant to the Rescission Agreement, all 33,334,000 Common Shares and all of the remaining 600,000 Series D Preferred Shares delivered to Mr. Ramirez per the Stock Purchase Agreement were returned to the Company. In addition, Mr. Ramirez and MCR will repay to the Company $265,000 in cash that the Company raised and provided for MCR. No rescission penalties were incurred by the Company. The Company recorded receipt of share at market price.

Loss of $1,259,294 is recorded for the rescission of the stock purchase agreement with MCR Printing and Packaging Corp.

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

The acquisition and disposal of Innovative Packaging Technologies, Inc.

The Company acquired 100% of Innovative Packaging Technologies, Inc. on September 12, 2006. Innovative Packaging Technologies, Inc. was formed under the laws of the State of Florida on August 7, 2006. Innovative Packaging Technologies acquired the licensing of two US Patents that relate to packaging. The Company issued 16,250,000 shares of common stock for the acquisition and $1,625,000 shares to consultants for providing services in the acquisition. The Company paid $31,000 finder fee which is recorded against additional paid in capital.

On November 21, 2006 the Company sold 100% of its wholly-owned subsidiary Innovative Packaging Technologies, Inc. (IPTI) to an unrelated party for $100. IPTI was acquired in September 2006 to provide new technologies for MCR Printing and Packaging Corp. IPTI has no reported revenues.

This resulted in a loss on the sale of the subsidiary of $1,762,400 for Liberty Diversified Holdings, Inc.

Note 13  The Acquisition of Better Bodies Inc.

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

The acquisition was accounted under the purchase method of accounting. The results of the Company include the results of Better Bodies, Inc. as of December 8, 2006 through December 31, 2006. The cost of the acquisition was $5,000,000 and deemed dividend of $5,183,766 is recorded as it is counted as related party transactions.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

Other receivable	$975
Property and equipment, net	111,246
Total assets	$112,221

Accrued liabilities assumed	$71,753
Notes payable assumed	224,234
Total liabilities assumed	$295,987
Net asset acquired	$(183,766)

Consideration paid:
Total cost of investment	(5,000,000)
Deemed dividend	$(5,183,766)

The pro forma information below shows the impact of Better Bodies Inc’s operations on the Company’s results as if it had been combined at the beginning of the year ended December 31, 2006, respectively. Better Bodies was formed in 2006.

Statement of Operation	Twelve Months Ended December 31, 2006
(Unaudited)

Net Revenue	$3,909,406
Cost Of Revenue	2,512,419
Gross Profit	1,396,987
Expenses

Operation Expenses	14,786,652
Loss From Operation	(13,398,665)

Other Expenses	1,582,316

Net Loss	$(14,980,981)

Net Loss Per Share - Basic and Diluted	$(0.51)
Basic And Diluted Weighted Average Shares Outstanding	29,571,741

Note 14  Income Tax

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
$--

The following is a reconciliation of the provision for income taxes at the U.S. federal and California state income tax rate to the income taxes reflected in the Statements of Operations:

	December 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(0)	(0)
Changes in valuation allowance	34	34
Tax expense at actual rate	--	--

Note 15 Operating Leases

The Company has a month to month lease agreement with monthly payment of $975 for Better Bodies, Inc. There is no lease agreement for Liberty.

Total Lease Commitments for the next five years after December 31, 2006 are as follows:

Year	Amount

2007	$ 11,700
2008	11,700
2009	11,700
2010	11,700
2011	11,700
Total	$ 58,500

Rent expenses for the years ended December 31, 2006 and 2005 were $374,704 and $163,312, respectively. The rent expenses in 2006 includes $370,454 rent expenses for MCR, and $3,100 rent expenses for eWorld, and $1,150 rent expenses for Better Bodies.

Note 16  Going Concern

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

Note 17  Subsequent Events

The company on February 6, 2007, acquired SeroTonin Solutions, Inc. (SSI) from Utek Corporation in a stock-for-stock transaction. SSI was previously a wholly-owned subsidiary of Utek and is now a 100% wholly-owned subsidiary of Liberty Diversified Holdings, Inc.

On Feb 6, 2207 the company amended it's Series D Preferred Stock to increase it's authorized to 5 million shares , to eliminate the floor and Ceiling and to reduce the size of the conversion blocks from 100,000 shares to 1 Share. Each share of the Series D Preferred Stock shall be valued at ten dollars ($10.00) . The Amendment is attahed as Exhibit 99.